Form 10-Q
period 2001-09-30
CANADIAN ROCKPORT HOMES INTERNATIONAL INC
filed 2001-12-26
CIK 1136263

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended: September 30, 2001     Commission file number: 333-62786


                   CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
                   -------------------------------------------
             (Exact name of registrant as specified in its charter)



                  Delaware                            98-0354610
       -------------------------------            -------------------
       (State or other jurisdiction of              (IRS Employer
        incorporation or organization)            identification No.)


                         700 W Pender Street, Suite  507
                          Vancouver, BC Canada V6C 1G8
                          ----------------------------
                    (address of principal executive offices)



                                 (604) 669-1081
                                 --------------
               (Registrant's telephone number including area code)

           Securities Registered pursuant to Section 12(g) of the Act:

                                     Common
                                     ------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.    Yes  X   No
                                                        -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this form 10-K. [ ]

     The number of common shares outstanding as of December 20, 2001 was 15,038,745.

Documents  incorporated  by  reference-None.

                                      INDEX



                                                                            PAGE
                                                                            ----

Part  1. Financial  Statements

         Balance  Sheets                                                   3 - 4

         Statements  of  Operations  -
           Third  Quarter  Ended September 30, 2000 and 2001 and from the  Company's  inception  (March  27,  1997)  through
           September  30, 2001                                               5


         Statements  of  Cash  Flows  -
           Third  Quarter  Ended  September 30, 2000 and 2001 and from the  Company's  inception  (March  27,  1997)  through
           September  30,  2001                                            6 - 7


         Notes to Financial Statements                                       8


         Management's  Discussion  and  Analysis                          9 - 11



Part  2. Other Information                                                  12

CANADIAN  ROCKPORT  HOMES  INTERNATIONAL,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONSOLIDATED  BALANCE  SHEETS
------------------------------------------------------------------------------------------


                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2000           2001
                                                              -------------  -------------
                                                                              (Unaudited)
ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                                 $    524,039   $     87,251
    Prepaid expenses                                                 6,313          3,181
                                                              -------------  -------------

      TOTAL CURRENT ASSETS                                         530,352         90,432
                                                              -------------  -------------

  PROPERTY AND EQUIPMENT
    Trucks                                                               -         21,774
    Furniture                                                       48,707        107,022
    Office equipment                                                23,358         20,163
                                                              -------------  -------------
                                                                    72,065        148,959
    Less accumulated depreciation                                  (11,430)       (33,330)
                                                              -------------  -------------
                                                                    60,635        115,629
    Construction in progress                                             -        485,812
                                                              -------------  -------------

      TOTAL PROPERTY AND EQUIPMENT - NET                            60,635        601,441
                                                              -------------  -------------

  OTHER ASSETS
    Capitalized website costs (net accumulated amortization
      of $404)                                                           -          3,230
    Deferred lease expense                                               -         71,363
    Patent and intellectual properties (net accumulated
      amortization of $354)                                              -          9,703
    Deferred offering costs                                         25,000         90,855
                                                              -------------  -------------

      TOTAL ASSETS                                            $    615,987   $    867,024
                                                              =============  =============

See acompanying notes.

CANADIAN  ROCKPORT  HOMES  INTERNATIONAL,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONSOLIDATED  BALANCE  SHEETS
-----------------------------------------------------------------------------------


                                                       DECEMBER 31,   SEPTEMBER 30,
                                                           2000           2001
                                                       -------------  -------------
                                                                       (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts payable                                   $      4,840   $     25,880
    Franchise tax payable                                        50             50
    Payroll taxes payable                                         -         11,369
    Loans payable - Officer                                   8,082          6,188
                                                       -------------  -------------

      TOTAL CURRENT LIABILITIES                              12,922         43,487
                                                       -------------  -------------

  STOCKHOLDERS' EQUITY
    Common stock,  no par value ;  authorized
      100,000,000 shares; issued and outstanding
      12,435,186 shares as of December 31, 2000, and
      14,962,796 shares as of September 30, 2001             12,435         14,962
    Additional paid-in capital                              951,665      1,961,141
    Deficit accumulated during the development stage       (360,318)    (1,147,251)
    Other comprehensive (loss)                                 (767)        (5,315)
                                                       -------------  -------------

      TOTAL STOCKHOLDERS' EQUITY                            603,065        823,537
                                                       -------------  -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $    615,987        867,024
                                                       =============  =============

See acompanying notes.

CANADIAN  ROCKPORT  HOMES  INTERNATIONAL,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
---------------------------------------------------------------------------------------------------------------------


                                       FOR THE THREE MONTHS ENDED                   FOR THE NINE MONTHS ENDED
                                SEPTEMBER 30, 2000    SEPTEMBER 30, 2001    SEPTEMBER 30, 2000    SEPTEMBER 30, 2001
                               --------------------  --------------------  --------------------  --------------------
                                   (Unaudited)           (Unaudited)           (Unaudited)           (Unaudited)
INCOME                         $                 -   $                 -   $                 -   $                 -


OPERATING EXPENSES                         (34,097)             (316,586)             (158,629)             (790,578)
                               --------------------  --------------------  --------------------  --------------------


  NET LOSS FROM OPERATIONS                 (34,097)             (316,586)             (158,629)             (790,578)

OTHER INCOME
  Interest income                               65                   896                    65                 3,645
                               --------------------  --------------------  --------------------  --------------------

    NET LOSS                   $           (34,032)  $          (315,690)  $          (158,564)  $          (786,933)
                               ====================  ====================  ====================  ====================


BASIC LOSS PER SHARE           $             (0.00)  $             (0.02)  $             (0.02)  $             (0.05)
                               ====================  ====================  ====================  ====================


BASIC WEIGHTED AVERAGE SHARES
  OUTSTANDING                           10,200,611            14,962,796             9,747,571            14,587,794
                               ====================  ====================  ====================  ====================


                                  FROM INCEPTION
                                 (MARCH 27, 1997)
                                     THROUGH
                                SEPTEMBER 30, 2001
                               --------------------
                                   (Unaudited)
INCOME                         $                 -


OPERATING EXPENSES                      (1,150,896)
                               --------------------


  NET LOSS FROM OPERATIONS              (1,150,896)

OTHER INCOME
  Interest income                            3,645
                               --------------------

    NET LOSS                   $        (1,147,251)
                               ====================


BASIC LOSS PER SHARE



BASIC WEIGHTED AVERAGE SHARES
  OUTSTANDING


See acompanying notes.

CANADIAN  ROCKPORT  HOMES  INTERNATIONAL,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
-------------------------------------------------------------------------------------------------------------------------


                                                          FOR THE THREE     MONTHS ENDED    FOR THE NINE    MONTHS ENDED
                                                              SEPTE           MBER 30,         SEPTE          MBER 30,
                                                               2000             2001            2000            2001
                                                         ----------------  --------------  --------------  --------------
(Unaudited)                                                (Unaudited)      (Unaudited)     (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                               $       (34,032)  $    (315,690)       (158,564)       (786,933)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Issuance of common stock for  services                           -               -          11,000               -
      Depreciation and amortization                                  525          12,027           6,508          23,541
      (Increase) Decrease in Assets
        (Increase) decrease in prepaid expenses                        -          11,894               -         (68,424)
      Increase (Decrease) in Liabilities
        Increase (decrease) in accounts payable                    8,259          18,566           8,259          21,422
        Increase (decrease) in other payables                          -             868               -          11,095
                                                         ----------------  --------------  --------------  --------------

      NET CASH USE IN OPERATING ACTIVITIES                       (25,248)       (272,335)       (132,797)       (799,299)
                                                         ----------------  --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Equipment acquisition                                                -          (3,115)        (53,422)  $    (370,404)
                                                         ----------------  --------------  --------------  --------------

      NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                 -          (3,115)        (53,422)       (370,404)
                                                         ----------------  --------------  --------------  --------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Gross proceeds from private offerings                           10,000               -         240,169         858,629
  Costs incurred in offering                                           -         (35,791)              -        (122,918)
  Proceeds from loans                                                  -               -               -               -
  Officer advances                                                13,148          41,459          50,542          74,047
  Officer repayments                                              (9,176)        (10,243)        (58,948)        (53,246)
  Purchase of treasury stock                                           -               -         (25,000)              -
                                                         ----------------  --------------  --------------  --------------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                      824         (32,886)        197,680         733,007

      EFFECT OF EXCHANGE RATES ON CASH                              (280)         (1,439)           (396)            (92)
                                                         ----------------  --------------  --------------  --------------

      NET INCREASE (DECREASE) IN CASH AND CASH
        EQUIVALENTS                                              (24,704)       (309,775)         11,065        (436,788)

      BEGINNING BALANCE - CASH AND CASH EQUIVALENTS               35,828         397,026              59         524,039
                                                         ----------------  --------------  --------------  --------------

      ENDING BALANCE - CASH AND CASH EQUIVALENTS         $        11,124   $      87,251   $      11,124   $      87,251
                                                         ================  ==============  ==============  ==============


                                                            FROM INCEPTION
                                                            MARCH 27, 1997
                                                               THROUGH
                                                          SEPTEMBER 30, 2001
                                                         --------------------
(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                               $        (1,147,251)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Issuance of common stock for  services                          24,500
      Depreciation and amortization                                   34,951
      (Increase) Decrease in Assets
        (Increase) decrease in prepaid expenses                      (74,645)
      Increase (Decrease) in Liabilities
        Increase (decrease) in accounts payable                       26,191
        Increase (decrease) in other payables                         11,145
                                                         --------------------

      NET CASH USE IN OPERATING ACTIVITIES                        (1,125,109)
                                                         --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Equipment acquisition                                             (441,945)
                                                         --------------------

      NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES              (441,945)
                                                         --------------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Gross proceeds from private offerings                            1,748,829
  Costs incurred in offering                                        (147,918)
  Proceeds from loans                                                 75,087
  Officer advances
  Officer repayments                                                 (70,602)
  Purchase of treasury stock                                         (25,000)
                                                         --------------------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                    1,654,443

      EFFECT OF EXCHANGE RATES ON CASH                                  (138)
                                                         --------------------

      NET INCREASE (DECREASE) IN CASH AND CASH
        EQUIVALENTS                                                   87,251

      BEGINNING BALANCE - CASH AND CASH EQUIVALENTS                        -
                                                         --------------------

      ENDING BALANCE - CASH AND CASH EQUIVALENTS         $            87,251
                                                         ====================

See acompanying notes.

CANADIAN  ROCKPORT  HOMES  INTERNATIONAL,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
---------------------------------------------------------------------------------------------------

SUPPLEMENTAL  INFORMATION:

     NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:

During  the  first  quarter  of  2001,  the Company issued 200,000 shares of its common stock as consideration in connection with the manufacturing of molds, and other plant equipment.  The  shares  issued  were  valued  at  $200,000.

                                                                                  FROM INCEPTION
                     FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED     MARCH 27, 1997
                             SEPTEMBER 30,                SEPTEMBER 30,               THROUGH
                         2000            2001           2000          2001       SEPTEMBER 30, 2001
                    --------------  -------------  -------------  -------------  ------------------
CASH PAID FOR:       (Unaudited)     (Unaudited)    (Unaudited)    (Unaudited)     (Unaudited)
  Interest Expense  $            -  $           -  $           -  $           -  $                -

  Income Taxes      $            -  $           -  $           -  $           -  $                -

See acompanying notes.

                   CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2000 and 2001 and the results of operations and cash flows for the three-month and nine-month periods then ended. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

                   CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS


RESULTS  OF  OPERATIONS
-----------------------

     FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  2001  AND  2000

          During the nine months ended September 30, 2001, the Company was still in the construction phase of its plant in Chile and had not commenced operations. During this nine-month period, administrative and general costs were $790,578 as compared to $158,629 incurred during the same period last year. Of the $790,578 incurred in 2001, $371,639 was incurred in the Company's Canadian operations and $418,939 was incurred in the Company's Chilean operations. The Chilean plant was opened in 2001.

          Canadian  Operations
          --------------------

          Salaries and related costs for the nine--month period ended September 30, 2001 amounted to $197,777 as compared to $29,777 during the same period last year. Consulting fees during the nine-months ended September 30, 2001 amounted to $48,037 as compared to $43,570 for the same period last year. Rent expense for the nine-months ended September 30, 2001 amounted to $27,845 as compared to $8,600 for the nine-month period ended September 30, 2000. Advertising and promotion for the nine months period ended September 30, 2001 amounted to $6,538 as compared to $32,226 for the same period last year. Legal and accounting fees charged to operations for the nine months ended September 30, 2001 amounted to $10,849 as compared to $10,822 for the same period last year. Depreciation expense for the nine-months ended September 30, 2001 amounted to $15,145 as compared to $6,509 in last year's same nine month period. Telephone expense for the nine months ended September 30, 2001 amounted to $8,901 as compared to $3,305 for the same period last year. Office expense for the nine months ended September 30, 2001 amounted to $14,009 as compared to $4,595 for the same period last year.

          Chilean  Operations
          -------------------

          During the nine-months ended September 30, 2001, the Company incurred $210,885 in the rental of its Chilean plant. Rent on an apartment maintained by the Company amounted to $8,801 for this nine-month period. Compensation during the same nine-month period amounted to $51,072. Advertising and promotion costs during the nine-month period amounted to $12,850. During the same nine-month period, the Company incurred $11,010 in legal and accounting fees. Depreciation expense on the Company's Chilean assets during the nine-month period ended September 30, 2001 amounted to $7,623. Travel expenses incurred during the nine-month period amounted to $85,652.


     FOR  THE  THREE  MONTHS  ENDED  SEPTEMBER  30,  2001  AND  2000

          Of the $316,586 incurred in general and administrative expenses over the three months ended September 30, 2001, $123,748 was incurred in the Company's Canadian operations and $192,838 was incurred in the Company's Chilean operations. During the three-months ended September 30, 2000, the Company incurred $34,097 in general and administrative expenses, all attributable to its Canadian operations.

          Canadian  Operations
          --------------------

          Salaries and related costs for the three-month period ended September 30, 2001 amounted to $60,149 as compared to $7,904 during the same period last year. Consulting fees during the three-months ended September 30, 2001 amounted to $11,524 as compared to $1,839 for the same period last year. Rent expense for the three-months ended September 30, 2001 amounted to $9,452 as compared to $4,200 for the three-month period ended September 30, 2000. Advertising and promotion for the three months period ended September 30, 2001 amounted to $3,528 as compared to $8,532 for the same period last year. Legal and accounting fees charged to operations for the three months ended September 30, 2001 amounted to $6,293 as compared to $861 for the same period last year. Depreciation expense for the three-months ended September 30, 2001 amounted to $9,302 as compared to $525 in last year's same three month period. Telephone expense for the three months ended September 30, 2001 amounted to $4,082 as compared to $1,056 for the same period last year. Office expense for the three months ended September 30, 2001 amounted to $3,430 as compared to $2,089 for the same period last year.

          Chilean  Operations
          -------------------

          During the three-months ended September 30, 2001, the Company incurred $105,785 in the rental of its Chilean plant. Rent on an apartment maintained by the Company amounted to $3,300 for the three-month period. Compensation during the same three-month period amounted to $27,515. Advertising and promotion costs during the three-month period amounted to $8,510. During the same three-month period, the Company incurred $11,010 in legal and accounting fees. Depreciation expense on the Company's Chilean assets during the three-month period ended September 30, 2001 amounted to $2,594. Travel expenses incurred during the three-month period amounted to $27,073.

     LIQUIDITY AND CAPITAL RESOURCES FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO NINE-MONTHS ENDED SEPTEMBER 30, 2000
     -----------------------------------  -----  -----  -----  ----

          During the nine-month period ended September 30, 2001, the Company received net proceeds of $909,171, of which $858,629 was received through the sale of its common stock and $50,542 was received from its Chief Executive Officer, Dr. Malone. Of the amount received, $799,299 was used in the Company's operations, $326,715 was used in the construction of molds and acquisition of other property located in Chile, $43,689 was used in the acquisition of equipment and other property for the Company's Canadian operations, $122,918 was used in legal and accounting fees incurred in the preparation of its offering documents, and $53,246 was repaid to Dr. Malone. The balance of cash and cash equivalents as of September 30, 2001 was $87,251.

          During the nine-month period ended September 30, 2000, the Company received net proceeds of $281,628, of which $240,169 was received through the sale of its common stock and $41,459 was received from Dr. Malone. Of the amount received, $132,797 was used in the Company's operations, $53,422 was used in the acquisition of equipment and other property for its Canadian offices, $25,000 was used in the repurchase of the Company's common stock from certain investors, and $58,948 was repaid to Dr. Malone. The balance of cash and cash equivalents as of September 30, 2000 was $11,124.

     PART  2.  OTHER  INFORMATION

          Item 2.  Changes in Securities

          During the fourth quarter of 2001, the Company issued 75,949 units through its public offering in exchange for $379,913. Each unit sold consists of two-parts - one share of the Company's common stock and one warrant to purchase an additional share of common stock at a purchase price of $7.00 per share.

 PURSUANT TO THE REQUIREMENTS OF SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT
     HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED
                           THEREUNTO DULY AUTHORIZED.


                      CANADIAN ROCKPORT INTERNATIONAL, INC.
                      -------------------------------------
                                   REGISTRANT



                     /s/ Nelson Riis
                     ---------------------------------------
                     NELSON RIIS, PRESIDENT AND DIRECTOR



                     /s/ William Malone
                     ---------------------------------------
                     WILLIAM MALONE, CHIEF EXECUTIVE OFFICER
                                  AND DIRECTOR


                     /s/ Harry Gordon
                     ---------------------------------------
                             TREASURER AND DIRECTOR



                             DATE: DECEMBER 11, 2001