Form 10-K
period 2001-12-31
CANADIAN ROCKPORT HOMES INTERNATIONAL INC
filed 2002-04-15
CIK 1136263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-62786

Canadian Rockport Homes International, Inc.
(Exact name of registrant as specified in its charter)

700 West Pender Street, Suite 507
Vancouver, B.C. Canada V6C 1G8
(604) 669-1081
(Address of principal executive office & telephone number)

Delaware
(State of incorporation)

98-0354610
(IRS Employer Identification #)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

[X]

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

[X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The common stock of Canadian Rockport Homes International, Inc. is not currently listed on any securities exchange, or quoted on any quotation service. There is currently no established public market for the common stock of Canadian Rockport Homes International, Inc.

At December 31, 2001 the aggregate market value of the common shares held by non-affiliates of the registrant, as computed based upon the price at which the securities were sold through private placement in fiscal year 2001, was $1,295,371.

The number of shares outstanding of the registrant's common stock as of December 31, 2001 was 15,050,118.

Documents Incorporated by Reference

Canadian Rockport Homes International, Inc. incorporates by reference to Part IV of this Form 10-K, the registrant's S-1 Registration Statement, as amended, and exhibits thereto, filed October 30, 2001 under the Securities Act of 1933

I

Canadian Rockport Homes International, Inc.

Table of Contents
Part I
Business	3
Properties	4
Legal Proceedings	4
Submission of Matters to a Vote of Security Holders	4
Part II
Market for Common Equity and Related Stockholder Matters	5
Selected Financial Data	5
Management's Discussion and Analysis of Financial Condition and Operations	6
Quantitative and Qualitative Disclosures About Market Risk	6
Financial Statements and Supplementary Data	7
Changes In and Disagreements With Accountants	21
Part III
Directors and Executive Officers of the Registrant	21
Executive Compensation	23
Security Ownership of Certain Beneficial Owners and Management	23
Certain Relationships and Related Transactions	25
Part IV
Exhibits, Financial Statement Schedules, and Reports on Form 8-K	25

Signatures	27

II

Canadian Rockport Homes International, Inc.

Business

Canadian Rockport Homes International, Inc. is a Delaware corporation, which was formed on January 10, 1996 under the name Lenz Products, Inc.

On February 15, 2000, Lenz Products, Inc. acquired Canadian Rockport Homes Ltd., a British Columbia corporation in exchange for 11,300,000 shares of common stock. Shortly thereafter, the corporate name was changed from Lenz Products, Inc. to Canadian Rockport Homes International, Inc. Canadian Rockport Homes International, Inc. has not generated any revenue to date and continues as a development stage corporation.

On February 17, 2000, Canadian Rockport Homes Ltd. and TWiC Housing Corporation entered into an exclusive licensing agreement and option to purchase which granted Canadian Rockport Homes Ltd. the exclusive right to use TWiC technology to manufacture thin-wall, prefabricated concrete modular units used for the erection of buildings. In early 2001, Canadian Rockport Homes Ltd. purchased this technology outright from TWiC Housing Corporation, an affiliate, for 2,000,000 shares of Canadian Rockport Homes Ltd.'s common stock which has been valued at the historical cost of $10,057.

Canadian Rockport Homes International, Inc. currently has two (2) subsidiaries; Canadian Rockport Homes Ltd. (CRH) and Rockport Homes Chile Limitada ("RHCL"). CRH is a corporation formed under the laws of British Columbia, Canada and is wholly owned by Canadian Rockport Homes International, Inc. CRH holds title to the TWiC technology used in the manufacturing process. In addition, Canadian Rockport Homes International, Inc. is a 1% owner of one Chilean subsidiary, known as Rockport Homes Chile Limitada. CRH owns the remaining 99% of RHCL. The Chilean subsidiariy was formed to enable Canadian Rockport Homes International, to conduct operations in Chile. It is the Company’s intention for RHCL to form its own subsidiary in Chile. RCHL will own all assets in Chile, including the manufacturing facility in Quilicura, Chile. The second Chilean corporation, once formed, will lease RHCL's assets and manufacture the concrete modular units and related homes on the designated sites.

Canadian Rockport Homes International, Inc., through its subsidiaries , intends to manufacture and sell modular housing in various third-world and developing countries primarily in South America, Asia, Mexico, Africa and Eastern Europe. Currently the Company has an agreement with TwiC to construct a manufacturing facility in Chile in which the Company plans to manufacture modular housing .. The Company, through RCHL is currently leasing, with an option to purchase, an existing manufacturing facility in Quilicura, Chile, in which it plans to use as the manufacturing facility for the modular concrete units. The Company is evaluating Mexico as the next possible country in which to commence operations. Currently, the Company has received certification from the Chilean and Mexican Governments to manufacture the modular housing .units

Description of Business.

Canadian Rockport Homes International, Inc. is in the development stage with plans to manufacturer and construct low cost concrete modular housing in developing nations and third-world countries. The Company’s business is based upon its exclusive ownership of the TWiC technology which has been developed in Canada over the past thirty years by TWiC Housing Corp.. Canadian Rockport Homes International, Inc. is in the process of constructing its manufacturing facility in Quilicura, Chile where initial operations will commence.

The TWiC technology meets Canadian and U.S. construction standards, using an inexpensive, rapid, and consistent method of construction and application. The construction technology is applicable to low,-middle, and high-end housing, as well as single homes, duplexes, row houses, multi-story buildings, hotels, schools and warehouses. However, initial product offerings will focus only on lower income housing and there is no assurance that the Company will create other residential or commercial product lines in the future.

Canadian Rockport Homes International, Inc.

Patents

The TWiC technology bears the United States Patent No. 5,997,792 and was filed on December 7, 1999. At present, the patent is effective and there are no pending challenges. However, United States patents are not recognized in many countries. The Company has filed patent applications in both Chile and Mexico.

Operations in Chile

Canadian Rockport Homes International, Inc. intends to conduct initial operations in Chile, through RCHL. RCHL is currently leasing, with the option to purchase, an existing plant in Quilicura, Chile, which will house the manufacture of the TWiC Modular units. The lease on the facility expires in April 2003. Canadian Rockport Homes International has also made initial contact with various potential Chilean customers and various potential Chilean employees. Due to treaties between Canada and Chile, there is "free trade" between the two countries. There is currently no taxation on any profits which are invested in Chile or in RCHL. There is a 15% flat tax on profits moved from Chile into Canada, but due to a treaty between Canada and Chile, there is no double taxation on any repatriated profits.

Patents and Proprietary Rights

The company is relying heavily upon its use of the TWiC technology successfully to carry out its plan of operations. Thus, the company has purchased TWiC technology which is patented and is taking reasonable steps to protect the technology from being copied by any third party. The U.S. Patent number is 5,997,792 and was filed on December 7, 1999.

Employees

The Company currently has seventeen (17) employees and anticipates needing to recruit, train and manage local staff and other personnel in each third world country into which Canadian Rockport Homes International, Inc. expands. The company expects the number of employees may increase to approximately 200 over the next twelve months.

Properties

Canadian Rockport Homes International, Inc. does not currently own any real estate or any other significant property. The company currently leases office space at 700 West Pender Street, Suites 507 and 509, Vancouver, B.C., Canada V6C 1G8. CRH also uses a portion of the office.

The company, through RCHL is currently leasing 8.67 acres real estate property in Chile which it plans to utilize to as offices and plant facilities in its Chilean operations.

Legal Proceedings

Canadian Rockport Homes International, Inc. has never been in bankruptcy, receivership or any similar legal proceeding, and is not subject to any pending legal proceedings. Canadian Rockport Homes International, Inc. is not aware of any threatened legal proceedings. The foregoing is also true with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control shareholder, over the last five years.

Submission of Matters to a Vote of Security Holders

None during the year ended December 31, 2001.

Canadian Rockport Homes International, Inc.

Market for Common Equity and Related Stockholder Matters

Market Information

The common stock of Canadian Rockport Homes International, Inc. is not currently listed on any securities exchange, or quoted on any quotation service. There is currently no established public market for the common stock of Canadian Rockport Homes International, Inc.

Holders

Canadian Rockport Homes International, Inc. has approximately 15,050,118 shares of common stock outstanding as of December 31, 2001. Canadian Rockport Homes International, Inc. has approximately 2000 shareholders. Canadian Rockport Homes International, Inc. has outstanding at December 31, 2001 stock options for 1,000,000 shares.

Dividend Policy

Canadian Rockport Homes International, Inc. has never paid dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. Management anticipates that earnings will be retained to fund the company's working capital needs and expansion of the business.

Selected Financial Data

Canadian Rockport Homes International, Inc. is a development stage company and has not yet commenced operations in connection with the manufacture and construction of modular concrete housing units in Chile. The company has been involved in the preparing for the commence or operations and the raising of funds for the commencement of operations, including preparation and build-out of a manufacturing facility in Qualicura, Chile where inital operations may commence. The provided selected financial statements pertain to Canadian Rockport Homes International, Inc. and its predecessors for the periods shown.

					From Inception
					(March 27, 1997)
					to
	December 31,				December 31,
	1998	1999	2000	2001	2001
Income	$-	$-	$-	$-	$-
Operating Expenses	(96,259)	(13,174)	(249,942)	(1,081,935)	(1,442,310)
Loss From Operations	(96,259)	(13,174)	(249,942)	(1,081,935)	(1,442,310)

Basic Loss Per Share	$(0.02)	$(0.26)	$(3.42)	$(0.07)

Assets
Current Assets
Cash and Cash Equivalents	$-	$59	$524,039	$223,823
Prepaid Expenses	-	-	6,313	500
Property and Equipment - Net	-	1,748	60,635	118,819
Construction in Progress	-	-	-	486,667
Other Assets
Capitalized website costs	-	-	-	2,902
Deferred lease expense	-	-	-	59,469
Patent and intellectual properties	-	-	-	10,981
Deferred offering costs	-	-	25,000	-
Total Assets	$-	$1,807	$615,987	$903,161

Canadian Rockport Homes International, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the fiscal year ending December 31, 2001 and 2000:

During the fiscal year ending December 31, 2001, the company was still in the construction phase of its plant in Chile. During this 12-month period, administrative and general costs were $1,081,935 as compared to $249,892 incurred during the prior fiscal year 2000. Of the $1,080,935 incurred in 2001, $532,862 incurred in the company's Canadian operations and $545,452 incurred in the company's Chilean operation. The Chilean plant was opened in 2001.

Liquidity and Capital Resources

For the fiscal year (12-month period) ending December 31, 2001 as compared to fiscal year 2000:

During the fiscal year ending December 31, 2001, the company received proceeds of $1,295,371 through the sale of its common stock. Of the amount received, $1,050,969 was used in the company's operations. The balance of cash and cash equivalents as of December 31, 2001 was $223,823.

During the fiscal year ending December 31, 2000, the company received proceeds of $875,000 from the sale of its common stock. Of the amount received $227,459 was used in the company's operations, $69,542 was used in the acquisition of equipment and other property, and $25,000 was used in the repurchase of the company's stock from certain investors. The balance of cash and cash equivalents as of December 31, 2000 was $524,039.

Other Information

Changes in Securities

During the fourth quarter of 2001, the company issued 75,949 units through its public offering in exchange for $379,913. Each unit sold consists of two parts; one share of the company's common stock and one warrant to purchase an additional share of common stock at a purchase price of $7.00 per share.

Quantitative and Qualitative Disclosures About Market Risk

Canadian Rockport Homes International, Inc. may be subject to market risk in the form of interest rate risk and foreign currency risk. Canadian Rockport Homes International, Inc. is a development stage company with limited operations to date, and neither interest rate nor foreign currency has had a material impact on such operations.

The company's exposure to interest rate changes primarily may be as related to long-term debt used to fund future property acquisitions. Management's objective is to limit any impact of interest rate changes and may include any borrowing to be negotiated at fixed rates. Although interest rate changes have had no material affect on operations to date, management must continually evaluate such rates as manufacturing operations commence, corporate profitability is achieved, and expansion is being considered. The company may also establish lines of credit through traditional banking venues to insure liquidity during future periods of growth, and may consider fixed or variable rate bank lines consistent with any fluctuation of interest rates at the time of such growth.

The company's exposure to foreign currency exchange requires continuing management attention to the stability of the countries in which operations may be planned, as well as trade relations between the selected country(s) and Canada. Both trade relations and stability as pursuant to planned operations in Chile are currently favorable. Canadian Rockport Homes International, Inc. will continue to comprehensively evaluate conditions in countries where operations are in place and where future operations are planned, and will take any measures feasible at the time to minimize foreign currency risk. Such measures may include, but are not limited to; a reduction in operations or relocating a portion of operations to a more favorable environment.

Canadian Rockport Homes International, Inc.

Canadian Rockport Homes International, Inc.
(A Development Stage Company)

Financial Statements and Supplementary Data

Contents
Page
Independent Auditor's Report	F-2
Financial Statements
Balance Sheet	F-3
Statement of Operations and Accumulated Deficit	F-5
Statement of Comprehensive Loss	F-6
Statement of Stockholder's Equity	F-7
Statement of Cash Flows	F-9
Notes to Financial Statements	F-11

Independent Auditors' Report

Board of Directors
Rockport Homes International, Inc.
Vancouver, British Columbia

We have audited the accompanying balance sheets of Rockport Homes International, Inc., (A Development Stage Company) as of December 31, 2000 and 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows, for the years ended December 31, 1999, 2000, and 2001 and for the period from the Company’s inception (May 27, 1997) through December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rockport Homes International, Inc. as of December 31, 2000 and 2001, and the results of its operations, and its cash flows for the years ended December 31, 1999, 2000, and 2001, and for the period from Company’s inception (May 27, 1997) through December 31, 2001, in conformity with generally accepted accounting principles.

\s\ Jonathon P. Reuben
Jonathon P. Reuben,
Certified Public Accountant
Torrance, California
March 12, 2002

Canadian Rockport Homes International, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31
	2000	2001
Assets

Current Assets
Cash and cash equivalents	$524,039	$223,823
Prepaid expenses	6,313	500

Total current assets	530,352	224,323

Property and Equipment
Trucks	-	23,561
Furniture and equipment	72,065	132,395
	72,065	155,956
Less accumulated depreciation	(11,430)	(37,137)
	60,635	118,819
Construction in progress	-	486,667

Total property and equipment - net	60,635	605,486

Other Assets
Capitalized website costs
(net accumulated amortization of $701)	-	2,902
Deferred lease expense	-	59,469
Patent and intellectual properties
(net accumulated amortization of $490)	-	10,981
Deferred offering costs	25,000	-

Total other assets	25,000	73,352

Total Assets	$ 615,987	$ 903,161

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31
	2000	2001
Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Rent payable	$-	$33,609
Legal fees payable	-	29,890
Accounts payable	4,840	21,970
Payroll taxes payable	-	4,030
Franchise tax payable	50	100
Loans payable - Officer	8,082	1,396

Total Current Liabilities	12,972	90,995

Stockholders' Equity
Common Stock, $.001 par value, authorized
100,000,000 shares; issued and outstanding
12,435,186 shares as of December 31, 2000, and
15,050,118 shares as of December 31, 2001	12,435	15,050
Additional paid-in capital	951,665	2,235,314
Deficit accumulated during the development stage	(360,318)	(1,438,632)
Other comprehensive income (loss)	(767)	434

Total Stockholders' Equity	603,015	812,166

Total Liabilities and Stockholders' Equity	$ 615,987	$ 903,161

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Accumulated Deficit

				From Inception
		For the Year Ended		March 27, 1997
		December 31		Through
	1999	2000	2001	December 31, 2000

Income	$-	$ -	$-	$-

Operating Expenses	(13,174)	(249,942)	(1,081,935)	(1,442,310)

Loss from Operations	(13,174)	(249,892)	(1,081,935)	(1,442,310)

Other Income (Expenses)
Interest income	-	57	3,621	3,678

Net Loss Before Income Taxes	(13,174)	(249,835)	(1,078,314)	(1,438,632)

Income Taxes	-	-	-	-

Net Loss	$ (13,174)	$ (249,835)	$ (1,078,314)	$ (1,438,632)

Basic Loss Per Share	$ (0.26)	$ (3.42)	$ (0.07)

Weighted Average Common
Shares Outstanding	7,351,403	9,585,052	14,703,371

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.
(A Development Stage Company)
Consolidated Statements of Comprehensive Income

				From Inception
		For the Year Ended		March 27, 1997
		December 31		Through
	1999	2000	2001	December 31, 2000

Net Income	$(13,174)	$ (249,835)	$(1,078,314)	$ (1,438,632)

Other comprehensive income
Foreign currency translation adjustment	(1,483)	(57)	1,201	434

Net comprehensive loss	$ (14,657)	$ (249,892)	$ (1,077,113)	$ (1,438,198)

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From The Company's Inception (March 27, 1997) Through December 31, 2001

						Deficit		Equity
						Accumulated		Adjustment
					Additional	During	Stock	Foreign
	Unit	Transaction Common Stock			Paid-In	Development	Subscription	Currency
	Price	Date	Shares	Amount	Capital	Stage	Receivable	Translation

Shares issued on organizing company	$0.00	03/27/97	5,816,675	$5,817	(4,817)	$(1,050)	-	-
Adjustments to give effect to recapitalization
on February 15, 2001			1,135,186	1,135	(1,135)	-
Net Loss from the company's inception
(March 27, 1997) through December 31, 1997			-	-			-	-

Balance - December 31, 1997			6,951,861	$6,952	(5,952)	$(1,050)	-	-

Net loss for the year ended December 31, 1998			-	-		(96,259)	-	773

Balance - December 31, 1998			6,951,861	$6,952	(5,952)	(97,309)	-	773
						Rockport Homes International, Inc.

Shares issued for cash	$21.49	06/30/99	791	1	16,999	-	-	-
Shares issued for cash	$0.09	06/30/99	791,000	791	72,409	-	65,000	-
Net loss for year ended December 31, 1999			-	-	-	(13,174)	-	(1,483)

Balance - December 31, 1999			7,743,652	7,744	83,456	(110,483)	65000	(710)

Shares issued in cancellation of indebtedness	$0.01	02/10/00	847,500	848	6,153	-	-	-
Shares issued for service	$0.01	02/10/00	113,000	113	887	-	-	-
(at estimated value of services rendered)
Shares issued for cash	$0.16	02/14/00	339,000	339	53,898	-	-	-
Shares issued for cash	$0.16	02/14/00	339,000	339	53,898	-	-	-
Shares issued in cancellation of indebtedness	$0.06	02/15/00	56,500	57	3,444	-	-	-
Shares issued for cash	$0.16	03/02/00	282,500	283	44,916	-	-	-
Shares issued for cash	$0.26	03/03/00	141,250	141	36,017	-	-	-
Shares issued in cancellation of indebtedness	$0.07	03/08/00	56,500	57	3,844	-	-	-
Shares issued in cancellation of indebtedness	$0.53	03/08/00	56,500	57	29,944	-	-	-
Shares issued for services	$0.09	03/08/00	113,000	113	9,887	-	-	-
(at estimated value of services rendered)
Shares issued for cash	$0.16	03/28/00	113,000	113	17,966	-	-	-
Shares returned to company and cancelled	$31.61	04/13/00	(791)	(1)	(24,999)	-	-	-
Cash received on subscription		09/26/00	-	-	-	-	(10,000)	-
Shares issued for cash	$0.20	10/05/00	226,000	226	44,972	-	-	-
Shares issued for cash	$0.32	10/05/00	141,250	141	45,057	-	-	-
Shares issued in cancellation of indebtedness	$1.06	10/25/00	28,250	28	29,972	-	-	-
Shares issued for services	$0.09	10/25/00	28,250	28	2,472	-	-	-
(at estimated value of services rendered)
Shares issued for cash	$0.32	10/27/00	226,00	226	72,090	-	-	-
Shares issued for cash	$0.16	10/30/00	197,750	198	31,440	-	-	-
Cash received on subscription			-	-	-		(20,000)
Shares issued for cash	$0.32	10/31/00	56,500	57	18,023	-	-	-
Shares issued for cash	$0.32	10/31/00	56,500	57	18,023	-	-	-
Shares issued for cash	$0.32	11/01/00	16,950	17	5,407	-	-	-
Shares issued for cash	$0.32	11/02/00	28,250	28	9,012	-	-	-
Shares issued for cash	$0.32	11/02/00	28,250	28	9,012	-	-	-
Shares issued for cash	$0.32	11/02/00	113,000	113	36,045	-	-	-
Shares issued for cash	$0.32	11/06/00	113,000	113	36,045	-	-	-

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From The Company's Inception (March 27, 1997) Through December 31, 2001
(continuation)

						Deficit		Equity
						Accumulated		Adjustment
					Additional	During	Stock	Foreign
	Unit	Transaction Common Stock			Paid-In	Development	Subscription	Currency
	Price	Date	Shares	Amount	Capital	Stage	Receivable	Translation

Shares issued for cash	$0.16	11/09/00	113,000	113	17,966	-	-	-
Shares issued for cash	$0.32	11/10/00	56,500	57	18,023	-	-	-
Shares issued for cash	$0.32	11/14/00	113,000	113	36,045	-	-	-
Cash received on subscription		11/21/00	-	-	-	-	(20,000)	-
Shares issued for cash	$0.32	11/24/00	56,500	57	18,023	-	-	-
Shares issued for cash	$0.48	11/30/00	94,129	94	45,104	-	-	-
Shares issued for services	$0.53	11/30/00	18,871	19	9,981	-	-	-
(at estimated value of services rendered)
Shares issued for cash	$0.25	12/06/00	522,625	523	129,647	-	-	-
Cash received on subscription		12/24/00	-	-	-	-	(15,000)	-
Net loss for the year ended December 31, 2000			-	-	-	(249,835)	-	(57)

Balance - December 31, 2000			12,435,186	$12,435	951,665	$(360,318)	-	(767)

Shares issued for cash	$40.00	01/02/01	150	-	6,000
Shares issued to Twic Housing Corporation
as partial consideration for manufacturing
costs of molds and other plant equipment	$2.00	01/10/01	100,000	100	199,900	-	-	-
Shares issued to Twic Housing Corporation
in consideration for patents and other
intellectual properties	$0.01	02/15/01	2,000,000	2,000	8,057	-	-	-
Shares issued for cash through private
placement offering	$2.00		427,513	428	854,598	-	-	-
Shares issued for cash through private
placement offering	$3.00		1,000	1	2,999	-	-	-
Shares issued for cash through private
placement offering	$5.00		86,269	86	431,259	-	-	-
Cost incurred in offerings			-	-	(219,164)	-	-	-
Net loss for the year ended December 31, 2001			-	-	-	(1,078,314)	-	1,201

Balance - December 31, 2001			15,050,118	$ 15,050	$ 2,235,314	$(1,438,632)	$	$ 434

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.
(A Development Stage Company)
Statements of Cash Flows

				From Inception
		For the Year Ended		March 27, 1997
		December 31		Through
	1999	2000	2001	December 31, 2000

Cash Flows from Operating Activities
Net Loss	$(13,174)	$(249,835)	$(1,078,314)	$(1,438,632)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Issuance of common stock for services	-	13,500	-	13,500
Issuance of common stock in company's organization				1,000
Depreciation and amortization	539	10,370	29,887	41,367
(Increase) Decrease in Assets
(Increase) decrease in prepaid expenses	-	(6,405)	(53,656)	(60,061)
Increase (Decrease in Liabilities
Increase (decrease) in trade and other payable	-	4,911	51,114	56,025

Net cash used in operating activities	(12,635)	(227,459)	(1,050,969)	(1,386,751)

Cash Flows from Investing Activities
Acquisition of equipment and other property	-	(69,542)	(380,600)	(452,997)

Net cash provided (used) in investing activities	-	(69,542)	(380,600)	(452,997)

Cash Flows from Financing Activities
Gross proceeds from private offerings	25,200	875,000	1,295,371	2,195,571
Costs incurred in stock offerings	-	(25,000)	(160,569)	(185,569)
Officer advances	-	-	-	24,143
Proceeds from loans	-	-	-	74,400
Repayments on officer loans	(12,506)	(5,127)	(6,686)	(24,319)
Purchase of treasury stock	-	(25,000)	-	(25,000)

Net cash provided by financing activities	12,694	819,873	1,128,116	2,059,226

Effect of exchange rate on cash	-	1,108	3,237	4,345

Net Increase (Decrease) in Cash and
Cash Equivalents	59	523,980	(300,216)	223,823

Beginning Balance - Cash and Cash Equivalents	-	59	524,039	-

Ending Balance - Cash and Cash Equivalents	$ 59	$ 524,039	$ 223,823	$ 223,823

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.
(A Development Stage Company)
Statements of Cash Flows

Supplemental Information:

Non-cash Investing and Financing Activities:

During 2000, the Company issued 9,250 shares of is common stock in exchange for the cancellation of indebtedness totaling $74,400.

During 2001, the Company issued 2,000,000 shares of its common stock in exchange for patents and other intellectual properties. The property was acquired from a related party and were valued at the seller's cost basis of $10,057.

During 2001, the Company issued 100,000 shares of its common stock as partial payment towards the manufacturing costs of molds and other plant equipment. The issued shares were valued at $200,000.

Cash Paid For:
From Inception
		For the Year Ended		March 27, 1997
		December 31		Through
	1999	2000	2001	December 31, 2000

Interest Expense	$-	$-	$-	$-

Income Taxes	$-	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.
(A Development Stage Company)
Notes To Consolidated Financial Statements

Note 1 - Business Activities and Related Risks

Canadian Rockport Homes International, Inc. (the "Company") was incorporated in Delaware on January 10, 1996 under the name, Lenz Products, Inc. The Company changed its name to Canadian Rockport Homes International, Inc. in early 2001.

The Company is in the development stage as defined in FASB Statement 7 and currently has plans to manufacture and erect low cost concrete modular buildings. The Company has not paid any dividends and dividends, which may be paid in the future, will depend on the financial requirements of the Company and other relevant factors.

In February 2001, the Company acquired all of the outstanding shares of Canadian Rockport Homes, Ltd., (“CRH”) a company incorporated in the Province of British Columbia on March 26, 1997, in exchange for issuing 11,300,000 of its common stock. For financial reporting purposes, the acquisition was treated as a reverse acquisition whereby CRH’s operations continue to be reported as if it had actually been the acquirer. Assets and liabilities continue to be reported at the Acquiree’s historical cost because before the reverse acquisition, the Company had nominal assets, liabilities and operations.

The Company also formed a subsidiary in 2001 in Chile under the name Rockport Homes Chile Limitada (“RHCL”). The Company and CRH are the sole shareholder’s of this Chilean company.

The Company maintains all of its cash deposits at one bank. The Company has a U.S. currency account that is not insured. Even if the account was insured, its average cash balance in the account exceeds the insured limits as provided by the FDIC.

Note 2 – Summary of Significant Accounting Policies

a. Principles of consolidation

The accompanying financial statements include the accounts and transactions of Canadian Rockport Homes International, Inc. and its wholly owned subsidiaries, Canadian Rockport Homes, Ltd. and Rockport Homes Chile Limitada. Intercompany transactions and balances have been eliminated in consolidation.

b. Foreign Currency Translations

For foreign operations whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders’ equity.

c. Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line method for financial reporting purposes and for income tax reporting purposes. Depreciation expense for 1999, 2000, and 2001 were $700, $10,159, and $28,667, respectively.

d. Net Loss Per Share

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“EPS”) that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS.

Canadian Rockport Homes International, Inc.
(A Development Stage Company)
Notes To Consolidated Financial Statements (continuation)

e. Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others.

f. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

g. Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

h. Income Taxes

The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards 109 ("SFAS 109"). The method of accounting for income taxes under SFAS 109 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

i. Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheets as of December 31, 1999 and December 31, 2000. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

Note 3 – Related Party Transactions

a.

On February 5, 2001, the Company acquired all of the intellectual properties owned by TWiC Housing Corporation relating to the TWiC system for the construction of houses. Included in the assets acquired were the patents pertaining to the TWiC System. In exchange for the assets acquired, the Company issued 2,000,000 shares of its common stock. Under the terms of the purchase agreement, the shares issued have restricted covenants as to when the shares are free to sell or transfer. TWiC’s is wholly owned by Harry Gordon, a shareholder and director of the Company. The Company valued the assets purchased at their and 2001, were $8,082 and $1,396, respectively.

Note 4 - Income Taxes

The Company is in the development stage and incurred net operating losses, therefore no provisions for income taxes have been established. As of December 31, 2001, the Company’s net operating losses totaled $1,438,632, which expires in various years through 2021.

An allowance has been provided for that reduced the tax benefits accrued by the Company for these operating losses to zero as it cannot be determined when, or if, the tax benefits derived from these losses will materialize.

Note 5. Issuance of Common Stock

During the year ended December 31, 2001, the Company issued 514,932 shares of its common stock through a private offering in exchange for $1,295,371. As indicated in Note 3, the Company also issued 100,000 shares of its common stock to TWiC Housing Corporation as part payment in the manufacturing of molds and other assets and 2,000,000 shares as consideration in the acquisition of patents and other intellectual properties.

Note 6. Operating Leases

On March 7, 2001, the Company entered into an agreement for the lease of certain real property in Chile where the Company plans to build its plant. The lease is for twenty-four months commencing April 7, 2001. The monthly rent is $31,297. At the maturity of the lease, the Company has the option to acquire the property for $4,580,000. The Company paid $95,151 in commission and legal fee s pertaining to the lease which have been capitalized and are being amortized over life of the lease.

In addition, the Company leases its Vancouver, B.C. office on a long-term lease expiring on December 31, 2003.

Future minimum lease commitments pertaining to these leases expire as follows:
December 31, 2002	$468,477
December 31, 2003	$153,195

Note 7. Stock Options

In 2001, the Company granted to certain employees, two directors and four consultants, options to acquire 1,150, 000 shares of the Company’s common stock at a price of $2.00 per share of which 150,000 options were forfeited during the year. The options are exercisable prior to January 1, 2003, but can not be exercised within eight months of the commencement of a public offering. In the event that the eight-month period ends after January 1, 2003, the expiration date of the options extend to the first business day after thee eight-month period expires.

The Company applies APB Opinion 25 for its stock based compensation. The following is a summary of the outstanding options at December 31, 2001:

Canadian Rockport Homes International, Inc.
(A Development Stage Company)
Notes To Consolidated Financial Statements (continuation)

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding - December 31, 2000	-	$-
Granted	1,150,000	2.00
Exercised	-	-
Forfeited	(150,000)	(2.00)
Outstanding - December 31, 2001	1,000,000	$ 2.00
Average fair value for options granted
February 2001
(Exercise price $2.00 per share)
per share)		$ 0.42
Average fair value for options granted
November 2001
(Exercise price $5.00 per share)		$ 3.11

Of the 1,000,000 options granted, 500,000 options are issued to non-employees. The options issued to employees are non-compensatory and as the exercise price was equal to the market value of the underlying shares on the grant date, no compensation expense was charged to operations. Had compensation costs been determined pursuant to FASB Statement No. 123, net income and earnings per share would be reduced as follows:

Net loss
	As reported	$(1,078,314)
	Proforma	$(1,312,574)
Basic loss per share
	As reported	$(.07)
	Proforma	$(.09)

Note 8. Segment Reporting

Currently, the Company has only one principal reportable segment, its Chilean operation, which is still in the construction phase. The Company’s corporate offices are located in Vancouver, B.C. A schedule reflecting the application of costs and expenses for the year 2001 on a geographical basis for the two facilities is as follows:

Chilean operation	$ (545,452)
Corporate offices	$ (532,862)
Net operation loss	$ (1,078,314)

Company assets at December 31, 2001 are located as follows:
Chilean operation	$677,763
Corporate offices	$ 225,398
Net operation loss	$ 903,161

Note 9. Subsequent Events

In 2002, the Company entered into a letter of intent to acquire 98% of 598546 B.C. Ltd, through the issuance of 200,000 shares of the Company’s common stock. Significantly all of the outstanding shares of 598546 B.C. Ltd is owned by a shareholder of the Company. 598546 B.C. Ltd owns land and timber in Chile.

Canadian Rockport Homes International, Inc.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no disagreements between Canadian Rockport Homes International, Inc. and its independent accountants on any matter of accounting principles or practices or financial statement disclosure. There have been no changes in Canadian Rockport Homes International, Inc. accountants.

Directors and Executive Officers of the Registrant

Canadian Rockport Homes International, Inc. directors and principal executive officers are as follows:
Name	Age	Position
Nelson Riis	59	President and Director
Dr. William R. Malone	61	CEO, Chairman of the Board of Directors
Harry Gordon	75	Treasurer and Director
Ian W. Burroughs	36	Director

Canadian Rockport Homes Ltd. directors, principal executive officers and key employees are:
Name	Age	Position

Dr. William R. Malone	61	President, CEO, and Director
Nelson Riis	59	Secretary and Director
Bernard G. Smith	53	Director
Harry Gordon	75	Treasurer and Director
Dr. E. Michael Wilby	47	Director

Rockport Homes Chile Limitada directors and principal officers are, as follows:

Name	Age	Position
Nelson Riis	59	President and Director
Dr. William R. Malone	61	Secretary, Treasurer and Director

Mr. Nelson Riis is a former Member of Parliament of Canada who had served for over twenty (20) years. He has served on several committees and boards overseeing the regulation and review of Canadian Federal and International Banking Institutions, governmental fiscal and monetary policy. Most recently, he sat on the Industry Committee responsible for small and medium sized business, competition policy and productivity. He has traveled extensively and has established an extensive network of worldwide business contacts. Mr. Riis graduated from the University of British Columbia ("UBC") receiving a Bachelor of Education in 1965. Thereafter, Mr. Riis received his Masters Degree from UBC in Urban Geography in 1970.

Dr. William R. Malone has been involved in the health and real estate industries since 1967. By pursuing acquisitions of underutilized property and engaging in construction systems designed to maximize property use and value, Dr. Malone has obtained experience with the basic economic, legal and financial principles, which affect world real estate markets. Dr. Malone has held senior positions in a variety of sectors within the commercial and residential real estate fields including President and CEO of Country Supreme Estates and President of Thoroughbred Properties Inc. Dr. Malone was also President of Zenith Energy, Inc., an oil and gas company that drilled 200 wells in the U.S. and traded on the NASD OTC market.

Canadian Rockport Homes International, Inc.

Mr. Harry Gordon, as a structural engineer, mechanical engineer, and heating and ventilating designer, has worked with Trans-Canada Airlines, C.D. Howe Company, Consolidated Mining and Smelting, and H.A. Simons Ltd. Mr. Gordon established H. Gordon Engineering Limited in 1965, supplying services to the forestry industry and the construction industry, primarily in the commercial and residential fields. The largest single contract undertaken by this firm was the design of site, services and structures for a large pulp and paper mill in Nigeria. Other assignments included four ship loader tower designs for installations on the Western Coast of Canadian and United States and on Richards Bay, South Africa. Mr. Gordon initiated development of thin-wall-in-concrete housing modules and obtained first patents in the name of Formete Structures Ltd. Since the disbanding of his engineering firm in 1990, he has accepted structural assignments and continues development and engineering on the thin-wall-in-concrete module as president of TWiC Housing Corp., responsible for development and structural engineering.

Mr. Ian W. Burroughs is a Member of the Law Society of British Columbia and has a practice focused on real estate and real estate development, both locally and internationally. Mr. Burroughs is a barrister and a solicitor. During the past five-years Mr. Burroughs has been self-employed in the practice of law. His law practice is incorporated under the name Ian. W. Burroughs Law Corporation, which is a private Company incorporated under the laws of British Columbia.

Mr. Bernard G. Smith past as the Transportation Coordinator for Artificial Island Construction with Imperial Oil Ltd. in the Beaufort Sea, NWT, included duties that oversaw all flight planning and expediting schedules as well as management of daily, weekly and monthly operating costs. In 1976, he became Operations Manager for Dreco Ltd. in Leduc, Alberta where he coordinated the work schedules, supervised the purchasing department and shipping/receiving department. During the period from 1981through 1988, Mr. Smith was Woodlands Superintendent for Buffalo Head Forest Products in Stewart, BC, a company that exported round logs to Japan, China and Korea. At Buffalo Head Forest Products he was in charge of hiring all contractors and oversaw the development of roads and landings. His tasks included quality control over harvesting and organizing load-out hauling of the wood. In pursuit of greater challenges, Mr. Smith became a bison broker and consultant in 1988. His duties as a bison broker entail evaluating and purchasing bison for resale as well as handling and shipping. He has assisted buffalo ranchers with set-up and daily maintenance programs. He is innovative and business-minded with strong awareness of business markets and trends. He is knowledgeable in the area of production and maintenance and is excellent with problem solving and prioritizing goals.

Mr. Donald P. Belsby. For the past eight years, Mr. Belsby has held the position of President of Belsby Farms, along with being the Chairman of the Board of Belsby Farms. The farm activities include over 11,000 acres of wheat, barley, peas and oat farming. The other acreage is used for cattle, bison, lumbering and developing small parcels for sale. He is also the Chairman of Canyon Crest Hunting Club, Inc., a hunting ranch that entertains over 250 hunters a year.

Dr. E. Michael Wilby. Dr. Wilby has been providing specialty dental and periodontal services for 22 years in Richmond, B.C. He has been associated with a variety of businesses over the last 20 years. Mr. Wilby is the sole shareholder of Dr. E. Michael Wilby, Inc. which is a private company incorporated for the purpose of providing specialty services in periodontics and implant dentistry. Mr. Wilby currently holds the position as President and sits on the Board of Directors. Mr. Wilby is also the majority shareholder and sits on the Board of Directors of ALDA Pharmaceuticals Ltd. ("ALDA"), also a private company. ALDA has been in existence for the past six years for the purpose of distributing dental supplies and some related medical supplies for the dental industry. Mr. Wilby was educated at McGill University in Montreal where he received his Doctorate in Dentistry in 1974. In 1978, he graduated from University of Oregon in Portland, Oregon specializing in Periodontology.

Canadian Rockport Homes International, Inc.

Executive Compensation

Annual
Name and Position	Compensation	Long Term Compensation
Dr. William R. Malone	$60,000	100,000 options for shares of common stock
Chairman, CEO and Secretary;		at $2.00 per share exercisable eight months
CEO and Secretary of CRH;		after Canadian Rockport Homes International
Secretary & Treasurer of RHCL		is trading on the NASD OTC Bulletin Board.
Nelson Riis	$60,000	100,000 options for shares of common stock
President;		at $2.00 per share exercisable eight months
Secretary of CRH;		after Canadian Rockport Homes International
President of RHCL		is trading on the NASD OTC Bulletin Board.
Ian Burroughs		100,000 options for shares of common stock
Director		at $2.00 per share exercisable eight months
after Canadian Rockport Homes International
is trading on the NASD OTC Bulletin Board.
Harry Gordon		50,000 options for shares of common stock
Treasurer and Director;		at $2.00 per share exercisable eight months
Treasurer and Director of CRH		after Canadian Rockport Homes International
is trading on the NASD OTC Bulletin Board.
* No other officers or directors of the company or of its subsidiaries are being compensated for providing services as officers or directors.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the beneficial ownership of our common stock as of December 2001, by each person or entity known to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, each of the directors and named executive officers of CRH, each of the directors and executive officers of RHCL, and our subsidiary CRH's directors and named executive officers and all directors and executive officers of our company as a group.

Security Ownership of Certain Beneficial Owners

	Name and Address	Amount and Nature	Percentage
Title of Class	of Beneficial Owner	of Beneficial Ownership	of Class
Common Stock	TwiC Housing Corp.	2,100,000	13
	#309-7600 Moffat, Richmond,
	B.C. Canada, V6Y 3Y1
Common Stock	Ray and Terry Villigas	900,611	6
	7601 Pecos Drive
	Sloughouse, California 95683
	U.S.A.
Common Stock	Ryan Malone	1,841,329	12
	201-2182 W. 2nd Avenue
	Vancouver, B.C. Canada
	V6K 1H6
Notes:
a)	This percentage assumes 1,000,000 stock options have been exercised
b)	Harry Gordon and his family, through their ownership in Hamor Investments Ltd., have a 33 1/3% ownership interest in
	TWiC Housing Corp. Thus Mr. Gordon and his family own an approximate 33 1/3% interest in the 2,100,000 shares of
	CRHI's Common Stock.

Canadian Rockport Homes International, Inc.

Security Ownership by Management of the Company, CRH and RHCL.

	Name and Address	Amount and Nature	Percentage
Title of Class	of Beneficial Owner	of Beneficial Ownership	of Class
Common Stock	William Malone	100,000 options
Common Stock	Nelson Riis	1,898,248	13
	#11-1555 Summit Drive,	100,000 options
	Kamloops, B.C. Canada
	V2E 1E9
Common Stock	Harry Gordon	50,000 options
	#309-7600 Moffat
	Richmond, B.C. Canada
	V6Y 3Y1
Common Stock	Ian W. Burroughs	600,407	4
	5811 Cooney Road	100,000 options
	Richmond, B.C. Canada
	V6X 3M1
Common Stock	Bernard G. Smith	1,841,216	12
	Box 45, Caslan, Alberta
	Canada, TOA 0Ro
Common Stock	Donald P. Belsby	870,591	5
	2902 Belsby Road
	Cheny, Washington 99004
	U.S.A.
Common Stock	E. Michael Wilby	385,244	2
	3921 W. 13 Avenue
	Vancouver, B.C.
	Canada V6R 2T1
Common Stock	Directors and Officers	5,980,950	36
	(As A Group)	(Not Including Options)

Notes:
a)	Percentage of Class assumes all 1,000,000 stock options have been exercised.
b)	Mr. Riis' wife owns an additional 60,040 shares of the company's common stock.
c)	Mr. Belby's immediate family member Anne Belsby owns an additional 4,503 shares.
d)	Mr. Wilby's wife owns an additional 385,244 shares of the company's common stock.

Canadian Rockport Homes International, Inc.

Certain Relationships and Related Transactions

On February 17, 2000, CRH entered into an exclusive licensing agreement and option to purchase with TWiC Housing Corporation which granted CRH the exclusive right to use the TWiC technology to manufacture the thin-wall, prefabricated concrete modular units used by the company for the erection of buildings. In early 2001, CRH purchased the technology outright from TWiC Housing Corporation for 2,000,000 shares of the company stock. Mr. Harry Gordon, Treasurer and Director of the company and CRH, is a 33 1/3% owner of TWiC Housing Corp. In addition, it is anticipated that Mr. Gordon will provide engineering services to the Company in connection with the build-out and operation of the Chile Quilicura plant. Mr. Gordon will be paid $150.00 Canadian per hour for a maximum of 1,000 hours and a minimum of 30 hours per month. Mr. Gordon will commence providing services in September 2001 for a period of one year, to be renewed annually by mutual consent.

Furthermore, Ron Zeeman, a minority owner of TWiC Housing through his ownership in P. Zeeman Enterprises, Inc., also owns 50% of Zeeman Iron Works. Zeeman Iron Works has been awarded an agreement to manufacturer the molds for the Quilicura plant. Zeeman Iron Works will be paid a mold steel fabrication costs of $2.00 per pound and the mechanical and electrical work at costs plus thirty percent. If conditions require that the molds be fabricated outside of Canada, an additional fee of $10,000 Canadian will be charged per mold. Also, Mr. Zeeman and his staff will be paid for travel and time on assembly of molds and training at the Quilicura plant. Mr. Zeeman will be paid at the rate of $60.00 Canadian per hour and his staff will be paid at the rate of $40.00 Canadian per hour. There is no restrictions on the maximum amount of staff members that Mr. Zeeman may use. In addition, Mr. Zeeman received an option to purchase 50,000 shares of our common stock at $2.00 per share. Mr. Zeeman's term of engagement shall commence September 1, 2001 for a period of three years, Mr. Zeeman's engagement may be renewed annually thereafter by mutual consent.

The employees' rates of compensation were determined by evaluating comparable jobs in both the industry and in the particular market as well as the background of the individual hired. Specifically, it was determined that $150.00 per hour was reasonable for H. Gordon, a senior engineer and primary developer of the TWiC technology, and $60.00 per hour is reasonable for R. Zeeman, a specialist in the assembly and functioning of production equipment used in the manufacture of TWiC modular units.

Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as a part of this report:
Independent auditor's report.
Canadian Rockport Homes International, Inc. financial statements:
1.	Consolidated balance sheets as of December 31 2001 and December 31, 2000
2.	Consolidated statements of operations and accumulated deficit for the fiscal years ended December 31, 2001 and
December 31, 2000 and December 31, 1999; and from inception (March 27, 1997) through December 31, 2001
3.	Consolidated statements of comprehensive income for the fiscal years ended December 31, 2001 and
December 31, 2000 and December 31, 1999; and from inception (March 27, 1997) through December 31, 2001
4.	Statements of stockholders' equity from inception (March 27, 1997) through December 31, 2001
5.	Statements of cash flows for the fiscal years ended December 31, 2001 and December 31, 2000 and
December 31, 1999; and from inception (March 27, 1997) through December 31, 2001
6.	Notes to consolidated financial statements

Canadian Rockport Homes International, Inc.

(b) Exhibits
Number	Description
3 (a)	Articles of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant's Registration
Statement on Form S-1 (Number 333-62786) as amended, filed October 30, 2001), and incorporated herein by reference.
3 (b)	Bylaws and Amendments of the registrant (filed as Exhibit 3.5 to the registrant's Registration
Statement on Form S-1 (Number 333-62786) as amended, filed October 30, 2001), and incorporated herein by reference.
4	Stock Purchase Agreements (filed as Exhibits 4.1 through 4.6 to the registrant's Registration
Statement on Form S-1 (Number 333-62786) as amended, filed October 30, 2001), and incorporated herein by reference.
10 (a)	Stock Purchase Agreements (see Exhibit 4 above)
10 (b)	Option to Purchase Agreement (filed as Exhibit 10.02 to the registrant's Registration
Statement on Form S-1 (Number 333-62786) as amended, filed October 30, 2001), and incorporated herein by reference.
10 (c)	February 15, 2001 Canadian Rockport Homes, Ltd. and TwiC Housing Corp. Purchase
Agreement (filed as Exhibit 10.03 to the registrant's Registration Statement on Form S-1
(Number 333-62786) as amended, filed October 30, 2001), and incorporated herein by reference.
10 (d)	Plant Construction Agreement between CRH and TwiC Housing Corp. (filed as Exhibit 10.04 to the registrant's Registration Statement on Form S-1 (Number 333-62786) as amended, filed
October 30, 2001), and incorporated herein by reference.
10 (e)	Lease Agreement of Quilicura Plant (filed as Exhibit 10.05 to the registrant's Registration
Statement on Form S-1 (Number 333-62786) as amended, filed October 30, 2001), and incorporated herein by reference.
10 (f)	Employee Agreement with William Malone (filed as Exhibit 10.06 to the registrant's Registration
Statement on Form S-1 (Number 333-62786) as amended, filed October 30, 2001), and incorporated herein by reference.
10 (g)	Employment Agreement with Nelson Riis (filed as Exhibit 10.07 to the registrant's Registration
Statement on Form S-1 (Number 333-62786) as amended, filed October 30, 2001), and incorporated herein by reference.
11	Computation of Loss Per Common Share (filed as Exhibit 11.01 to the registrant's Registration
Statement on Form S-1 (Number 333-62786) as amended, filed October 30, 2001), and incorporated herein by reference.
21	List of the Registrant's Subsidiaries (filed as Exhibit 21.01 to the registrant's Registration
Statement on Form S-1 (Number 333-62786) as amended, filed October 30, 2001), and incorporated herein by reference.
24	Powers of Attorney, appears on signature page in Part II of the registrant's Registration
Statement on Form S-1 (Number 333-62786) as amended, filed October 30, 2001), and incorporated herein by reference.

(c) Reports on Form 8-K
No reports on Form 8-K were filed in fiscal year 2001.

Canadian Rockport Homes International, Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canadian Rockport Homes International, Inc.
Registrant

By:	\s\ Nelson Riis, President
Nelson Riis, President

Date:	April 11, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 11, 2002	By: \s\ William Malone, CEO
William Malone, CEO

Date: April 11, 2002	By: \s\ Harry Gordon, Treasurer
Harry Gordon, Treasurer

Date: April 11, 2002	By: \s\ Ian Burroughs, Director
Ian Burroughs, Director