Form 10-Q
period 2002-03-31
CANADIAN ROCKPORT HOMES INTERNATIONAL INC
filed 2002-05-20
CIK 1136263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

333-62786
(Commission file number)

Canadian Rockport Homes International, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction
of incorporation or organization)

98-0354610
(IRS Employer
Identification No.)

700 W. Bender Street, Suite 507
Vancouver, BC Canada V6C 1G8
(Address of principal executive offices)

(604) 669-1081
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

[X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity. As of May 13, 2002 - 15,092,407 shares of Common Stock

	Canadian Rockport Homes International, Inc.

	Index
		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets	3

	Statements of Operations	5
	First Quarter Ended March 31, 2001 and 2002 and from the
	Company's inception (March 27, 1997 through March 31, 2002

	Statement of Cash Flows	6
	First Quarter Ended March 31, 2001 and 2002 and from the
	Company's inception (March 27, 1997 through March 31, 2002

	Notes to Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Change in Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits and Reports on Form 8-K	11

SIGNATURES		12

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Canadian Rockport Homes International, Inc.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2001	March 31, 2002
		(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$223,823	$ 86,894
Loan receivable - officer	-	12,206
Loan receivable - other	-	11,941
Prepaid expenses	500	1,263

Total current assets	224,323	112,304

Property and Equipment
Trucks	23,561	23,499
Furniture and equipment	132,395	141,328
	155,956	164,827
Less accumulated depreciation	(37,137)	(49,876)
	118,819	114,951
Construction in progress	486,667	536,663

Total property and equipment - net	605,486	651,614

Other Assets
Capitalized website costs
(net accumulated amortization)	2,902	2,595
Deferred lease expense	59,469	47,575
Patent and intellectual properties
(net accumulated amortization)	10,981	10,847

Total other assets	73,352	61,017

Total Assets	$ 903,161	$ 824,935

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2001	March 31, 2002
		(Unaudited)
Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Rent payable	$33,609	$ 64,906
Legal fees payable	29,890	37,566
Accounts payable	21,970	11,914
Payroll taxes payable	4,030	9,740
Franchise taxes payable	100	150
Loans payable - officer	1,396	-

Total Current Liabilities	90,995	124,276

Stockholders' Equity (Deficit)
Common stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding
15,050,065 shares as of December 31, 2001,
and 15,087,907 shares as of March 31, 2002	15,050	15,088
Additional paid-in capital	2,235,314	2,424,760
Deficit accumulated during development stage	(1,438,632)	(1,739,493)
Other comprehensive income	434	304

Total Stockholders' Equity (Deficit)	812,166	700,659

Total Liabilities and Stockholders' Equity (Deficit)	$ 903,161	$ 824,935

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

			From Inception
			(March 27, 1997)
	For the Three Months Ended		Through
	March 31, 2001	March 31, 2002	March 31, 2002
	(Unaudited)	(Unaudited)	(Unaudited)

Income	$-	$ -	$-

Operating Expenses	(174,514)	(301,069)	(1,743,379)

Loss from Operations	(174,514)	(301,069)	(1,743,379

Other Income (Expenses)
Interest income	-	208	3,886

Net Loss	$ (174,514)	$ (300,861)	$ (1,739,493)

Basic loss per share:	$ (0,01)	$ (0.02)

Weighted Average Common
Shares Outstanding	12,498,539	15,071,159

The accompanying notes are an integral part of the financial statements

Canadian Rockport Homes International, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
			(March 27, 1997)
	For the Three Months Ended		Through
	March 31, 2001	March 31, 2002	March 31, 2002
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities

Net loss	$(174,514)	$ (300,861)	$(1,739,493)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Issuance of common stock for services	-	-	13,500
Issuance of common stock in
Company's organization	-	-	1,000
Depreciation and amortization	3,217	13,314	54,681
(Increase) Decrease in Assets
Increase (decrease in receivables)	(6,918)	-	-
(Increase) decrease in prepaid expenses	(94,296)	11,122	(48,939)
Increase (Decrease) in Liabilities
Increase (decrease) in trade and
other payables	4,130	34,823	90,898

Net cash used in operating activities	(268,381)	(241,602)	(1,628,353)

Cash Flows from Investing Activities
Acquisition of equipment and other property	(252,843)	(59,249)	(512,246)

Net cash provided (used) in
investing activities	(252,843)	(59,249)	(512,246)

Cash Flows from Financing Activities

Gross proceeds from private stock offerings	631,000	189,484	2,385,055
Cost incurred in stock offerings	(29,274)	-	(185,569)
Advances and repayments from officer	27,038	12,816	36,959
Proceeds from loans	-	-	74,400
Advances to third parties	-	(49,257)	(49,257)
Loan repayments to officer	(23,425)	(26,509)	(50,828)
Repayment on loans made to third parties	-	37,316	37,316
Purchase of treasury stock	-	-	(25,000)

Net cash provided by financing activities	605,339	163,850	2,223,076

Effect of exchange rates on cash	(2,405)	72	4,417

Net increase (decrease) in
cash and cash equivalents	81,710	(136,929)	86,894

Beginning Balance -
Cash and cash equivalents -	524,039	223,823	-

Ending Balance -
Cash and cash equivalents	$ 605,749	$ 86,894	$ 86,894

The accompanying notes are an integral part of the financial statements

Canadian Rockport Homes International, Inc.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Supplemental Information:

Non-cash Investing and Financing Activities:

During the first quarter of 2001, the Company issued 100,000 shares of its common stock as partial payment towards the manufacturing cost of the molds and other plant equipment. The issued shares were valued at $200,000.

During the first quarter of 2001, the Company issued 2,000,000 shares of its common stock in exchange for patents and other intellectual properties. The property was acquired from a related party and were valued at the seller's cost basis of $10,057.

Cash Paid For:

From Inception
(March 27, 1997)
	For the Three Months Ended		Through
	March 31, 2001	March 31, 2002	March 31, 2002

Income Taxes	$ -	$ -	$ -

Interest	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1.

In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustment (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of its operations and cash flows for the three-month periods ended March 31, 2001 and 2002. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

Canadian Rockport Homes International, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2002 and 2001

>From the Company’s inception, it has been in the development stage and has not commenced principal operations. During 2002, the Company is continuing the construction of its plant in Chile.

General and administration costs were $301,069 and $174,514, respectively, for the three-month periods ended March 31, 2002 and 2001.

Of the $301,069 incurred during 2002, $159,022 was incurred in the Company’s Chilean operations. The remaining $142,047 pertains to costs incurred in operating its Canadian offices and general administration.

The major expenses incurred in Chile during 2002 consisted of rent amounting to $107,969, salaries and related expenses totaling $15,941, professional fees of $7,983, depreciation expense of $4,422, and costs relating to its plant certification of $2,669.

Other general expenses incurred in 2002 including operating the Company’s Canadian offices consists of salaries and related payroll costs of $58,376, consulting fees of $20,142, professional fees of $9,031, advertising and promotion of $3,807, non-recurring security registration costs in Canada totaling $12,283, depreciation expense of $8,457, rent of $11,430, telephone of $3,241, and travel expenses of $3,278.

Of the $174,514 incurred during the first quarter of 2001, $29,990 was directly related to the Company’s Chilean operations. Of the remaining general and administrative expenses of $144,524, $65,290 was incurred in payroll, $18,570 was incurred for consulting services, $13,931 was incurred for advertising and promotion, $9,216 was incurred for rent, $4,924 was incurred in the purchase of office supplies, depreciation expense of $3,025, and $5,239 was incurred for outside services.

Liquidity and Capital Resources

Cash and cash equivalents as of March 31, 2002 and 2001 were $86,894 and $605,749, respectively.

During the first quarter of 2002, the Company received a total of $189,484 through the sale of 37,842 shares of the Company’s common stock and $208 in interest. The Company also received $37,316 as reimbursement on the $49,257 paid by the Company on direct liabilities of Madera Dorada Canadiense S.A., (See item 5). In addition, the Company advanced $26,509 to the Company’s CEO and was repaid $12,816 during the quarter. During the same period, the Company paid $241,810 in its operations, purchased equipment for its Canadian offices totaling $9,249 and paid $50,000 to TWiC Housing Corporation for construction of its molds.

During the first quarter of 2001, the Company received a total of $631,000 through the sale of 315,000 shares of the Company’s common stock, and received $27,038 from Company’s CEO. During the same period, the Company paid $268,381 in its operations, purchased truck. equipment and furnishings totaling $77,843 and paid $175,000 to TWiC Housing Corporation for construction of its molds.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Canadian Rockport Homes International, Inc. may be subject to market risk in the form of interest rate risk and foreign currency risk. Canadian Rockport Homes International, Inc. is a development stage company with limited operations to date, and neither interest rate nor foreign currency has had a material impact on such operations.

The company's exposure to interest rate changes primarily relate to long-term debt used to fund future property acquisitions. Management's objective is to limit any impact of interest rate changes and may include any borrowing to be negotiated at fixed rates. Although interest rate changes have had no material affect on operations to date, management must continually evaluate such rates as manufacturing operations commence, corporate profitability is achieved, and expansion is being considered. The company may also establish lines of credit through traditional banking venues to insure liquidity during future periods of growth, and may consider fixed or variable rate bank lines consistent with any fluctuation of interest rates at the time of such growth.

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

Canadian Rockport Homes International, Inc.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 2.	Change in Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable

Item 5. Other Information

The Company entered into an agreement to purchase the assets of Madera Dorada Canadiense S.A. through the issuance of 200,000 shares of the Company's common stock. The consummation of the purchase is subject to the resolution of certain contingencies. The assets acquired include land and timber.

Madera Dorada Canadiense S.A. is a Chilean corporation with no operating history. It is wholly owned by 598546 Ltd. The majority shareholder of 598546 Ltd. is a shareholder of the Company.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

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

Reports on Form 8-K

No filings were made during the period covered by this report.

Canadian Rockport Homes International, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canadian Rockport Homes International, Inc.
Date: May 20, 2002	By: /s/ Nelson Riis
Nelson Riis, President and Director

Date: May 20, 2002	By: /s/ William Malone
William Malone, Chief Executive Officer and Director