Form 10-Q
period 2002-06-30
CANADIAN ROCKPORT HOMES INTERNATIONAL INC
filed 2002-08-23
CIK 1136263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

333-62786
(Commission file number)

Canadian Rockport Homes International, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction
of incorporation or organization)

98-0354610
(IRS Employer
Identification No.)

700 W. Pender Street, Suite 507
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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity as of August 15, 2002 was 15,289,700 shares of common stock

Canadian Rockport Homes International, Inc.

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets	3

	Statements of Operations	5
	Second Quarter Ended June 30, 2001 and 2002 and from the
	Company's inception (March 27, 1997 through June 30, 2002

	Statement of Cash Flows	6
	Second Quarter Ended June 30, 2001 and 2002 and from the
	Company's inception (March 27, 1997 through June 30, 2002

	Notes to Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Change in Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits and Reports on Form 8-K	13

SIGNATURES		14

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Canadian Rockport Homes International, Inc.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2001	June 30, 2002
		(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$223,823	$26,207
Trade receivable	-	33,750
Loan receivable - officer	-	1,970
Employee advances	-	4,755
Prepaid expenses	500	1,302

Total current assets	224,323	67,984

Property and Equipment
Property held for sale	-	122,449
Land	-	408,163
Trucks	23,561	24,679
Furniture and equipment	132,395	158,590
	155,956	713,881
Less accumulated depreciation	(37,137)	(58,858)
	118,819	655,023
Construction in progress	486,667	600,281

Total property and equipment - net	605,486	1,255,304

Other Assets
Capitalized website costs
(net accumulated amortization)	2,902	2,410
Deferred lease expense	59,469	35,682
Goodwill	-	-
Patent and intellectual properties
(net accumulated amortization)	10,981	10,868

Total other assets	73,352	48,960

Total Assets	$ 903,161	$ 1,372,248

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2001	June 30, 2002
		(Unaudited)
Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Rent payable	$33,609	$96,203
Legal fees payable	29,890	64,691
Accounts payable	21,970	99,505
Payroll taxes payable	4,030	2,400
Franchise taxes payable	100	150
Loans payable - officer	1,396	-
Loans payable - other	-	55,958
Current portion - note payable	-	608

Total Current Liabilities	90,995	319,515

Long-term Debt	-	2,405

Minority interest in consolidated subsidiary	-	8,136

Stockholders' Equity
Common stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding
15,050,065 shares as of December 31, 2001,
and 15,288,700 shares as of June 30, 2002	15,050	15,289
Additional paid-in capital	2,235,314	3,570,852
Deficit accumulated during development stage	(1,438,632)	(2,548,112)
Other comprehensive income	434	4,163

Total Stockholders' Equity	812,166	1,042,192

Total Liabilities and Stockholders' Equity	$ 903,161	$ 1,372,248

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

					From Inception
					(March 27, 1997)
	For the Three Months Ended		For the Six Months Ended		Through
	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$-	$141,523	$-	$141,523	$141,523
Cost of goods sold		(459,184)		(459,184)	(459,184)
		(317,661)		(317,661)	(317,661)

Operating Expenses	(296,852)	(500,909)	$ (473,991)	$ (801,742)	$ (2,244,052)
Loss from Operations	(296,852)	(818,570)	(473,991)	$(1,119,403)	$(2,561,713)

Other Income (Expenses)
Interest income	123	208	2,748	243	3,921
Interest expense	-	(551)	-	(551)	(551)
	(296,729)	(818,913)	(471,243)	(1,119,711)	(2,558,343)

Minority interest in consolidated
subsidiary loss	-	10,231	-	10,231	10,231

Net Loss	$ (296,729)	$ (808,682)	$ (471,243)	$ (1,109,480)	$ (2,548,112)
Basic Loss Per Share	$ (0.02)	$ (0.05)	$ (0.03)	$ (0.07)

Weighted Average
Common Shares Outstanding	14,914,355	15,159,763	14,397,826	15,115,706

The accompanying notes are an integral part of the financial statements

Canadian Rockport Homes International, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

					From Inception
					(March 27, 1997)
	For the Three Months Ended		For the Six Months Ended		Through
	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(296,729)	$(808,682)	$(471,243)	$(1,109,480)	$(2,548,112)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Issuance of common stock for services	-	-	-	-	13,500
Issuance of common stock
in Company's organization	-	-	-	-	1,000
Depreciation and amortization	8,295	7,598	11,514	20,912	62,279
Charge off to goodwill	-	180,988	-	180,988	180,988
Net loss to minority shareholder	-	(10,231)	-	(10,231)	(10,231)
(Increase) Decrease in Assets
Increase (decrease) in receivables	-	(38,363)	-	(38,363)	(38,363)
Increase (decrease) in inventories	-	459,184	-	459,184	459,184
(Increase) decrease in prepaid expenses	13,986	11,893	(80,310)	23,009	(37,052)
Increase (Decrease) in Liabilities
Increase (decrease) in
trade and other payables	14,990	(67,792)	12,206	(82,653)	(26,578)
Net cash used in operating activities	(259,458)	(265,405)	(527,833)	(556,634)	(1,943,385)

Cash Flows from Investing Activities
Acquisition of equipment and
other property	(114,983)	(73,781)	(367,617)	(132,399)	(585,396)
Net cash provided (used)
in investing activities	(114,983)	(73,781)	(367,617)	(132,399)	(585,396)

Cash Flows from Financing Activities
Gross proceeds from stock offerings	225,200	28,977	858,629	218,461	2,414,032
Contributed capital to consolidated subsidiary	-	190,000	-	227,316	227,316
Costs incurred in stock offerings	(55,040)	-	(86,898)	-	(185,569)
Advances from officer	11,618	25,524	38,953	38,101	62,244
Proceeds from loans	-	55,675	-	55,675	130,075
Principal debt reduction	-	(131)	-	(131)	(131)
Repayments to officer	(21,392)	(13,924)	(44,667)	(40,021)	(64,340)
Purchase of treasury stock	-	(10,000)	-	(10,000)	(35,000)
Net cash provided by financing activities 160,406		276,121	766,017	489,401	2,548,627

Effect of exchange rates on cash	5,312	2,378	2,420	2,016	6,361
Net Increase (Decrease) in Cash
Cash Equivalents	(208,723)	(60,687)	(127,013)	(197,616)	26,207

Beginning Balance - Cash Equivalents	605,749	86,894	524,039	223,823	-

Ending Balance - Cash Equivalents	$ 397,026	$ 26,207	$ 397,026	$ 26,207	$ 26,207

The accompanying notes are an integral part of the financial statements

Canadian Rockport Homes International, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Information:

Non-cash Investing and Financing Activities:

During the second quarter of 2002, the Company consummated its acquisition of a 98% interest in Madera Dorada Canadiiense S.A. through the issuance of 200,000 shares of its common stock.

In addition, during the second quarter of 2002, the Company financed the purchase of computer equipment amounting to $3,055.

Cash Paid For:
From Inception
(March 27, 1997)
	For the Three Months Ended		For the Six Months Ended		Through
	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest Expenses	$ -	$ 551	$ -	$ 551	$ 551

Income Taxes	$ -	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1.

In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2002, and the results of its operations and cash flows for the three-month and six-month periods ended June 30, 2001 and 2002. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

Note 2.

During the second quarter of 2002, the Company acquired 98% of Madera Dorada Canadiiense S.A. ("MDC") through the issuance of 200,000 shares of its common stock. Under the terms of the agreement, the prior shareholders of MDC are responsible to pay all debts and obligations of MDC that were incurred up to the date of sale. The price allocated to the acquisition was based upon the market value of the shares issued of $4.50 per share. A summary of the assets and liabilities of MDC, valued at market, at the date of acquisition is as follows:

Land	$408,163
Truss plant	122,449
Timber	459,184
Goodwill	180,988
$1,170,784

Trade payables	(92,811)
Credit line payable	(159,605)

Net assets	$ 918,368

98% interest	$ 900,000

The Company acquired its interest in MDC for the purpose of selling the timber and truss plant and using the proceeds in its operations and for the possibility of building its plant on the land.

The timber was sold during the second quarter of 2002 for $141,523, resulting in a loss from the sale of $308,477. The truss plant was sold during the third quarter of 2002 for $90,000. The Company charged off to operations the total amount of $180,988 allocated to goodwill during the second quarter of 2002.

As of the date of acquisition, MDC was dormant and had no operations. MDC was acquired from minority shareholders of Canadian Rockport Homes International, Inc.

Note 3.

During the second quarter of 2002, the Company recorded the acquisition of computer equipment. The purchase was fully financed. The amount financed approximated $3,055 US and is assessed interest at an annual rate of 18.99%. The amount financed is payable in 48 monthly installments of approximately $128 US.

Canadian Rockport Homes International, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended June 30, 2002 and 2001

>From the Company’s inception, it has been in the development stage and has not commenced principal operations. During 2002, the Company is continuing the construction of its plant in Chile.

During the quarter ended June 30, 2002, the Company sold all of the timber acquired through the acquisition of MDC for $141,523. On its acquisition, the timber was valued at $459,184, thus resulting in a loss from the sale of $317,661.

General and administration costs were $500,909 and $296,852, respectively, for the three-month periods ended June 30, 2002 and 2001.

Of the $500,909 incurred during 2002, $346,659 was incurred in the Company’s Chilean operations. The remaining $154,250 pertains to costs incurred in operating its Canadian offices and general administration.

The major expenses incurred in Chile during the three month period ended June 30, 2002 consisted of rent amounting to $108,853, charge off of goodwill amounting to $180,988, salaries and related expenses totaling $15,023, sales commission on the sale of the timber amounting to $10,232, professional fees of $4,159, security guards of $6,607, depreciation expense of $4,422, and travel expense of $7,894.

Other general expenses incurred in the second quarter of 2002 including operating its Canadian offices consisted of salaries and related payroll costs of $47,918, consulting fees of $27,574, professional fees of $31,746, advertising and promotion of $9,784, rent of $16,133, telephone of $3,926, and office supplies of $5,007.

Of the $296,852 incurred during the second quarter of 2001, $128,998 was directly related to the Company’s Chilean operations and included rent of $108,401 and salaries and related expenses of $18,810. Of the remaining general and administrative expenses of $167,854, $69,424 was incurred in payroll, $11,504 was incurred for consulting services, $4,148 was incurred for advertising and promotion, $9,176 was incurred for rent, $3,518 was incurred in the purchase of office supplies, depreciation expense of $7,848, $12,724 was incurred in travel, and $11,504 was incurred for consulting services.

Canadian Rockport Homes International, Inc.

Results of Operations for the Six Months Ended June 30, 2002 and 2001

As indicated, the Company sold all of the timber acquired from MDC during 2002 for $141,523. On its acquisition, the timber was valued at $459,184, thus resulting in a loss from the sale of $317,661.

General and administration costs were $801,742 and $473,991, respectively, for the six-month periods ended June 30, 2002 and 2001.

Of the $801,742 incurred during 2002, $505,618 was incurred in the Company’s Chilean operations. The remaining $296,124 pertains to costs incurred in operating its Canadian offices and general administration.

The major expenses incurred in Chile during the six month period ended June 30, 2002 consisted of rent amounting to $216,822, charge off to goodwill amounting to $180,988, salaries and related expenses totaling $30,491, sales commission on the sale of the timber amounting to $10,232, professional fees of $12,142, security guards of $10,601, depreciation expense of $8,845, and travel expense of $10,584.

Other general expenses incurred in the second quarter of 2002 including operating its Canadian offices consisted of salaries and related payroll costs of $106,294, consulting fees of $43,228, professional fees of $51,446, advertising and promotion of $13,591, rent of $27,562, telephone of $7,168, office supplies of $8,256.

During the six month period ended June 30, 2001, the Company was still in the construction phase of its plant in Chile and had not commenced operations. During this six-month period, administrative and general costs were $473,991 which included salaries and related costs of $155,064, consulting fees of $30,075, rent expense for the of $128,992, advertising and promotion of $15,185, travel expenses of $47,689, professional fees of $7,003, depreciation expense of $10,873, telephone of $5,453,

Of the $473,991 expenses incurred during the six-month period ended June 30, 2001, approximately $209,182 was incurred in our Chilean operations.

Canadian Rockport Homes International, Inc.

Liquidity and Capital Resources

Cash and cash equivalents as of June 30, 2002 and 2001 were $26,207, and $397,026, respectively.

During the six months ended June 30, 2002, the Company received $107,773 from the sale of its timber, $218,461 through the sale of 43,635 shares of its common stock, $243 in interest, $55,675 in loans from a third party, and $38,101 from Dr. Malone. In addition, the Company also received in 2002, $227,316 towards obligations incurred by MDC. Of the $647,569 received, $452,946 was used in the Company’s operations. In addition, $132,399 was used in the construction of its Chilean plant and for the purchase of other equipment, $10,000 was paid to a stockholder in exchange for the receipt and subsequent cancellation of 5,000 shares of its common stock, $131 reduction in the principal balance due on the purchase of computer equipment, $40,021 was advanced to the Company’s President, and $211,704 was paid on obligations of MDC. The cash balance as of June 30, 2002 was $26,207.

During the six-month period ended June 30, 2001, the Company received net proceeds of $897,582, of which $858,629 was received through the sale of its common stock and $38,953 was received from its President, Dr. Malone. Of the amount received, $527,833 was used in its operations, $325,168 was used in the construction of molds and acquisition of other property located in Chile, $42,449 was used in the acquisition of equipment and other property for our Canadian offices, $86,898 was used in legal and accounting fees incurred in the preparation of its offering documents, and $44,667 was repaid to its President. The cash balance as of June 30, 2001 was $397,026.

The Company is in the process of completing the mold necessary to commence production and is in ongoing contract negotiations for the production and sale of its modular homes; however, it does not have sufficient cash reserves necessary to meet its current monthly obligations. Management has extended the expiration date of the Company’s public offering, and is in negotiations to obtain additional financing. Management is hopeful that a contract or financing will be obtained shortly which will allow the Company to continue on an on-going basis.

Canadian Rockport Homes International, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company may be subject to market risk in the form of interest rate risk and foreign currency risk. The Company is a development stage company with limited operations to date, and neither interest rate nor foreign currency has had a material impact on such operations.

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

The company's exposure to foreign currency exchange requires continuing management attention to the stability of the countries in which operations may be planned, as well as trade relations between the selected country(s) and Canada. Both trade relations and stability as pursuant to planned operations in Chile are currently favorable. The Company will continue to comprehensively evaluate conditions in countries where operations are in place and where future operations are planned, and will take any measures feasible at the time to minimize foreign currency risk. Such measures may include, but are not limited to; a reduction in operations or relocating a portion of operations to a more favorable environment.

Canadian Rockport Homes International, Inc.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Change in Securities and Use of Proceeds

During the second quarter of 2002, the Company issued a total of 5,793 of its common stock in exchange for $28,977. As discussed in more detail herein, during the three-month period ended June 30, 2002, the Company issued 200,000 shares of its common stock in exchange for 98% of MDC. The 98% interest was valued at $900,000. Also during the quarter, an investor returned 5,000 shares of common stock in exchange for receiving his initial investment of $10,000 plus $408 in interest. The Company subsequently canceled the shares.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable

Item 5. Other Information

During the Quarter ended June 30, 2002, Mr. Ian W. Burroughs resigned as a board member and Nelson Riis resigned as the Company’s President. Mr. Burroughs has yet to be replaced and Dr. William Malone replaced Mr. Riis as the Company’s President.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

No changes have occurred, therefore Canadian Rockport Homes International incorporates by reference the exhibits 3 (a) Articles of Incorporation and 3 (b) Bylaws filed with its registration statement on Form S-1 (Number 333-62786) as amended, filed October 30, 2001.

Canadian Rockport Homes International includes herewith the following exhibit:

99.1	Certification of Chief Executive Officer and Principal Accounting Officer of Canadian
Rockport Homes International, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

No filings were made during the period covered by this report.

Canadian Rockport Homes International, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canadian Rockport Homes International, Inc.

By: /s/ William Malone
William Malone, Chief Executive Officer and Director

Date: August 23, 2002