Form 10-Q
period 2002-09-30
CANADIAN ROCKPORT HOMES INTERNATIONAL INC
filed 2002-11-20
CIK 1136263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2002 was 15,345,344 shares of common stock

Canadian Rockport Homes International, Inc.

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Accountant's review report	3

	Balance Sheets	4

	Statements of Operations	6
	For the three-months and nine-months ended
	September 30, 2001and 2002 and from the Company's
	inception (March 27, 1997) through September 30, 2002

	Statement of Cash Flows	7
	For the three-months and nine-months ended
	September 30, 2001and 2002 and from the Company's
	inception (March 27, 1997) through September 30, 2002

	Notes to Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Change in Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES		15

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Accountant's Review Report

To the Board of Directors
Canadian Rockport Homes International, Inc.

We have reviewed the accompanying balance sheet of Canadian Rockport Homes International, Inc. (a development stage company) as of September 30, 2002, and the related statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2001 and 2002 and from the Company’s inception (March 27, 1997) through September 30, 2002. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to the financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

s/ Jonathon P. Reuben CPA

Jonathon P. Reuben,
Certified Public Accountant
November 14, 2002

Canadian Rockport Homes International, Inc.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2001	September 30, 2002
		(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$223,823	$28,024
Loan receivable - officer	-	2,604
Prepaid expenses	500	1,272

Total current assets	224,323	31,900

Property and Equipment
Land	-	400,000
Trucks	23,561	23,749
Furniture and equipment	132,395	154,829
	155,956	578,578
Less accumulated depreciation	(37,137)	(66,713)
	118,819	511,865
Construction in progress	486,667	631,251

Total property and equipment - net	605,486	1,143,116

Other Assets
Capitalized website costs
(net accumulated amortization)	2,902	1,505
Deferred lease expense	59,469	23,788
Goodwill	-	30,000
Patent and intellectual properties
(net accumulated amortization)	10,981	10,585

Total other assets	73,352	65,878

Total Assets	$ 903,161	$ 1,240,894

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2001	September 30, 2002
		(Unaudited)
Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Rent payable	$33,609	$190,093
Legal fees payable	29,890	66,780
Accounts payable	21,970	66,082
Payroll taxes payable	4,030	-
Franchise taxes payable	100	150
Loans payable - officer	1,396	-
Loans payable - other	-	15,612
Current portion - note payable	-	72,305

Total Current Liabilities	90,995	411,022

Long-term Debt	-	2,150

Stockholders' Equity
Common stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding
15,050,065 shares as of December 31, 2001,
and 15,345,344 shares as of September 30, 2002	15,050	15,345
Additional paid-in capital	2,235,314	3,577,301
Deficit accumulated during development stage	(1,438,632)	(2,770,377)
Other comprehensive income	434	5,453

Total Stockholders' Equity	812,166	827,722

Total Liabilities and Stockholders' Equity	$ 903,161	$ 1,240,894

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

					From Inception
					(March 27, 1997)
	For the Three Months Ended		For the Six Months Ended		Through
	September 30,		September 30,		September 30,
	2001	2002	2001	2002	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$-	$-	$-	$141,523	$141,523
Cost of goods sold		-		(450,000)	(450,000)
		-		(308,477)	(308,477)

Operating Expenses	(316,586)	(353,871)	$ (790,578)	$ (974,687)	$ (2,416,997)
Loss from Operations	(316,586)	(353,871)	(790,578)	$(1,283,164)	$(2,725,474)

Other Income (Expenses)
Loss on sale of building	-	(30,160)	-	(30,160)	(30,160)
Interest income	896	106	3,645	349	4,027
Interest expense	-	(18,218)	-	(18,770)	(18,770)
	(296,729)	(818,913)	(471,243)	(1,119,711)	(2,558,343)

Net Loss	$ (315,690)	$ (402,143)	$ (786,933)	$ (1,331,745)	$ (2,770,377)
Basic Loss Per Share	$ (0.02)	$ (0.03)	$ (0.05)	$ (0.09)

Weighted Average
Common Shares Outstanding	14,962,796	15,315,167	14,587,794	15,182,923

The accompanying notes are an integral part of the financial statements

Canadian Rockport Homes International, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

					From Inception
					(March 27, 1997)
	For the Three Months Ended		For the Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2001	2002	2001	2002	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(315,690)	$(420,143)	$(786,933)	$(1,331,745)	$(2,770,377)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Issuance of common stock for assets
sold during period	-	120,000	-	570,000	570,000
Issuance of common stock for services	-	-	-	-	13,500
Issuance of common stock
in Company's organization	-	-	-	-	1,000
Depreciation and amortization	12,027	10,075	23,541	30,987	72,354
(Increase) Decrease in Assets
Increase (decrease) in receivables	-	33,750	-	-	-
Increase (decrease) in inventories	-	-	-	-	-
(Increase) decrease in prepaid expenses
and other assets	11,894	16,649	(68,424)	34,899	(25,162)
Increase (Decrease) in Liabilities
Increase (decrease) in
trade and other payables	19,434	122,943	32,517	252,161	308,236
Net cash used in operating activities	(272,335)	(98,726)	(799,299)	(443,698)	(1,830,449)

Cash Flows from Investing Activities
Acquisition of equipment and
other property	(3,115)	(31,336)	(370,404)	(163,846)	(616,843)
Net cash provided (used)
in investing activities	(3,115)	(31,336)	(370,404)	(163,846)	(616,843)

Cash Flows from Financing Activities
Gross proceeds from stock offerings	-	133,821	858,629	352,282	2,547,853
Costs incurred in stock offerings	(35,791)	-	(122,918)	-	(185,569)
Advances from officer	13,148	11,185	50,542	49,370	73,513
Proceeds from loans	-	-	-	281,878	356,278
Principal debt reduction	-	(255)	-	(255)	(255)
Repayments to officer	(10,243)	(13,080)	(53,246)	(53,185)	(77,504)
Repayments on loans made to third parties	-		-	(211,704)	(211,704)
Purchase of treasury stock	-	-	-	(10,000)	(35,000)
Net cash provided by financing activities (32,886)		131,671	733,007	408,386	2,467,612

Effect of exchange rates on cash	(1,439)	208	(92)	3,359	7,704
Net Increase (Decrease) in Cash
Cash Equivalents	(309,775)	1,817	(436,788)	(195,799)	28,024

Beginning Balance - Cash Equivalents	397,026	26,207	524,039	223,823	-

Ending Balance - Cash Equivalents	$ 87,251	$ 28,024	$ 87,251	$ 28,024	$ 28,024

The accompanying notes are an integral part of the financial statements

Canadian Rockport Homes International, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Information:

Cash Paid For:
From Inception
(March 27, 1997)
	For the Three Months Ended		For the Six Months Ended		Through
	September 30,		September 30,		September 30,
	2001	2002	2001	2002	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest Expenses	$ -	$ 138	$ -	$ 690	$ 690

Income Taxes	$ -	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1.

In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2002, and the results of its operations and cash flows for the three-month and nine-month periods ended September 30, 2001 and 2002. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

Note 2.

In April 2002, the Company borrowed $54,562 from two shareholders. The loans are evidenced by two promissory notes. The terms of the notes were modified in October 2002. Under the terms of the amended promissory notes, the loans are assessed interest at an annual rate of 8% and the Company is required to issue 5,000 shares of its common stock to each of the lenders. The face amount of the loan, accrued interest and the lean operations and $486,438 was incurred in the Company’s Canadian operations. Of the $790,578 incurred in 2001, $418,939 relates to the Company’s Chilean operations and $371,639 was incurred in the Company’s Canadian operations.

The Company incurred interest expense of $18,770 during the nine-month period ended September 30, 2002, the majority of which relates to interest accrued on a $54,562 demand loan borrowed from the two shareholders (see note 2 to the financial statements).

Chilean Operations

During the nine-months ended September 30, 2002, the Company incurred $317,355 in the rental of its Chilean plant as compared to $210,885 for the same period last year. Rent on an apartment maintained by the Company amounted to $8,007 for the nine months ended September 30, 2002 as compared to $8,801 incurred during the same period in 2001. Compensation and related expenses incurred during the nine months ended September 30, 2002 amounted to $77,448 as compared to $51,072, which was incurred during the same nine-month period in 2001. During the nine months ended September 30, 2002 the Company incurred $14,403 in legal and accounting fees as compared to $11,010 incurred during the same nine-month period in the prior year. Depreciation expense on the Company’s Chilean assets during the nine-month period ended September 30, 2002 amounted to $13,267 as compared to $7,623 incurred during the nine-months ended September 30, 2001. Travel expenses incurred during the nine-month period ended September 30, 2002 amounted to $20,647 as compared to $85,652 incurred in the same nine-month period in the previous year.

The major difference in the expenses incurred in 2002 over 2001 is that the Chilean plant was leased in April 2001, therefore, expenses reflected for 2001 were incurred over a five-month period as compared to a nine-month period for 2002. Travel expenses in 2001 were higher than in 2002 due to the number of trips to Chili required in the opening of the plant.

Canadian Rockport Homes International, Inc.

Canadian Operations

Salaries and related costs for the nine-month period ended September 30, 2002 amounted to $178,854 as compared to $197,777 during the same period last year. Consulting fees during the nine-months ended September 30, 2002 amounted to $62,676 as compared to $48,037 for the same period last year. Rent expense for the nine-months ended September 30, 2002 amounted to $45,156 as compared to $27,845 for the nine-month period ended September 30, 2001. The increase in rent in 2002 relates to the Company’s leasing of an additional office space. Advertising and promotion for the nine months period ended September 30, 2002 amounted to $15,763 as compared to $6,538 for the same period last year. Legal and accounting fees charged to operations for the nine months ended September 30, 2002 amounted to $96,023 as compared to $10,849 for the same period last year. Depreciation expense for the nine-months ended September 30, 2002 amounted to $16,402 as compared to $15,145 in last year's same nine month period. Telephone expense for the nine months ended September 30, 2002 amounted to $10,654 as compared to $8,901 for the same period last year. Office expense for the nine months ended September 30, 2002 amounted to $11,456 as compared to $14,009 for the same period last year.

Results of Operations for the Three Months Ended September 30, 2002 and 2001

General and administration costs were $353,871 and $316,586, respectively, for the three-month periods ended September 30, 2002 and 2001.

Of the $353,871 incurred during 2002, $175,498 was incurred in the Company’s Chilean operations. The remaining $178,373 pertains to costs incurred in operating its Canadian offices and general administration. Of the $316,586 incurred during the three-months ended September 30, 2001, $192,838 was incurred in the Company’s Chilean operations, and $123,748 was incurred in the Company’s Canadian operations.

Chilean Operations

During the three-months ended September 30, 2002, the Company incurred $108,540 in the rental of its Chilean plant as compared to $105,785 for the same period last year. Rent on an apartment maintained by the Company amounted to $2,756 for the three months ended September 30, 2002 as compared to $3,300 incurred during the quarter ended September 30, 2001. Compensation and related expenses incurred during the three months ended September 30, 2002 amounted to $35,019 as compared to $27,515, which was incurred during the same three-month period in 2001. During the three months ended September 30, 2002 the Company incurred $35,019 in legal and accounting fees as compared to $11,010 incurred during the same three-month period in the prior year. Depreciation expense on the Company’s Chilean assets during the three-month period ended September 30, 2002 amounted to $4,422 as compared to $2,594 incurred during the three-months ended September 30, 2001. Travel expenses incurred during the three-month period ended September 30, 2002 amounted to $4,703 as compared to $27,073 incurred in the same three-month period in the previous year.

Canadian Rockport Homes International, Inc.

Canadian Operations

Salaries and related costs for the three-month period ended September 30, 2002 amounted to $72,560 as compared to $60,149 during the same period last year. Consulting fees during the three-months ended September 30, 2002 amounted to $23,658 as compared to $11,524 for the same period last year. Rent expense for the three-months ended September 30, 2002 amounted to $17,593 as compared to $9,452 for the three-month period ended September 30, 2001. During 2002, the Company leased an additional office, thus explaining the increase. Advertising and promotion for the three months period ended September 30, 2002 amounted to $2,172 as compared to $3,528 for the same period last year. Legal and accounting fees charged to operations for the three months ended September 30, 2002 amounted to $38,120 as compared to $6,293 for the same period last year. Depreciation expense for the three-months ended September 30, 2002 amounted to $5,077 as compared to $9,302 in last year's same three month period. Telephone expense for the three months ended September 30, 2002 amounted to $3,486 as compared to $4,082 for the same period last year. Office expense for the three months ended September 30, 2002 amounted to $3,200 as compared to $3,430 for the same period last year.

Changes in Expenses Due to Fluctuations in Currency exchange rates

The Company pays the majority of its Chilean expenditures in Chilean Pesos and Canadian expenditures in Canadian dollars. However, the Company uses the U.S. Dollar as its functioning currency. Therefore the expenses incurred in each period will fluctuate due to the conversion rate in effect between the Peso, Canadian dollar and the U.S. Dollar. (see item 3 below).

LIQUIDITY AND CAPITAL RESOURCES FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO NINE-MONTHS ENDED SEPTEMBER 30, 2001

During the nine-month period ended September 30, 2002, the Company received net proceeds of $915,242, of which $352,282 was received through the sale of 95,279 shares of the Company’s common stock, $141,523 was received from the sale of timber, $89,840 was received from the sale of the truss plant, $54,562 from shareholders’ loans, $349 in interest, and $49,370 was received from its Chief Executive Officer, Dr. Malone, In addition, the Company received $227,316 towards obligations incurred by MDC prior to the acquisition. Of the amount received, $675,410 was used in the Company’s operations. In addition, $163,846 was used in the construction of its Chilean plant and for the purchase of other equipment, $10,000 was paid to a stockholder in exchange for the receipt and subsequent cancellation of 5,000 shares of its common stock, $255 reduction in the principal balance due on the purchase of computer equipment, $53,185 was advanced to the Company’s President, and $211,704 was paid on obligations of MDC. The cash balance as of September 30, 2002 was $28024.

During the nine-month period ended September 30, 2001, the Company received net proceeds of $909,171, of which $858,629 was received through the sale of its common stock and $50,542 was received from its Chief Executive Officer, Dr. Malone. Of the amount received, $799,299 was used in the Company’s operations, $326,715 was used in the construction of molds and acquisition of other property located in Chile, $43,689 was used in the acquisition of equipment and other property for the Company's Canadian operations, $122,918 was used in legal and accounting fees incurred in the preparation of its offering documents, and $53,246 was repaid to Dr. Malone. The balance of cash and cash equivalents as of September 30, 2001 was $87,251.

The Company continues in its completion of its mold necessary to commence production and is in ongoing contract negotiations for the production and sale of its modular homes; however, it does not have sufficient cash reserves necessary to meet its current monthly obligations. Management has extended the expiration date of the Company’s public offering, and is in negotiations to obtain additional financing. Management is hopeful that a contract or financing will be obtained shortly which will allow the Company to continue on an on-going basis.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Change in Securities and Use of Proceeds

During the third quarter of 2002, the Company issued a total of 56,644 of its common stock in exchange for $133,821. These shares are part of the company’s registered offering.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.	Other Information
None

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

Date: November 14, 2002