Form 10-K
period 2002-12-31
CANADIAN ROCKPORT HOMES INTERNATIONAL INC
filed 2003-04-30
CIK 1136263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

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

[ ]

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

At December 31, 2002 the aggregate market value of the issued and outstanding common shares held by non-affiliates of the registrant, as computed based upon the price at which the common equity was sold, was $2,165,550.

The number of shares outstanding of the registrant's common stock as of December 31, 2002 was 15,418,856.

Documents Incorporated by Reference

Canadian Rockport Homes International, Inc. incorporates by reference to Part IV of this Form 10-K, the registrant's S-1 Registration Statement, as amended, and exhibits thereto, filed October 30, 2001 under the Securities Act of 1933

I

Canadian Rockport Homes International, Inc.

Table of Contents
Part I
Business	3
Properties	4
Legal Proceedings	4
Submission of Matters to a Vote of Security Holders	4
Part II
Market for Common Equity and Related Stockholder Matters	5
Selected Financial Data	5
Management's Discussion and Analysis of Financial Condition and Operations	6
Quantitative and Qualitative Disclosures About Market Risk	8
Financial Statements and Supplementary Data	9
Changes In and Disagreements With Accountants	27
Part III
Directors and Executive Officers of the Registrant	27
Executive Compensation	29
Security Ownership of Certain Beneficial Owners and Management	30
Certain Relationships and Related Transactions	32
Part IV
Controls and Procedures	32

Exhibits, Financial Statement Schedules, and Reports on Form 8-K	32

Signatures	34

Certifications	35

II

Canadian Rockport Homes International, Inc.

Business

Canadian Rockport Homes International, Inc. ("the "Company") is a Delaware corporation, which was formed on January 10, 1996 under the name Lenz Products, Inc.

In February 2001, the Company acquired all of the outstanding shares of Canadian Rockport Homes Ltd. ("CRH"), a British Columbia corporation, in exchange for 11,300,000 shares of common stock. Shortly thereafter, the corporate name was changed from Lenz Products, Inc. to Canadian Rockport Homes International, Inc. Canadian Rockport Homes International, Inc. has not generated any revenue to date and continues as a development stage corporation. Also in February 2001, the Company acquired all of the intellectual properties owned by TWiC Housing Corporation, relating to the TWiC system for the construction of houses. In exchange for the assets acquired, the Company issued 2,000,000 shares of its common stock. TWiC is wholly owned by a shareholder and director of the Company. The Company valued the assets purchased, including patents pertaining to the TWiC System at an estimated historical cost of $10,057.

Canadian Rockport Homes International, Inc. (the Company), during fiscal year 2001 formed a subsidiary in Chile under the name Rockport Homes Chile Limitada ("RCHL"). The Chilean subsidiary was formed to enable the Company to conduct operations in Chile.

During 2002, the Company acquired certain assets of 598546 BC LTD, which included 100% of the outstanding shares of Rockport Trading S.A., a Chilean corporation, formerly Maderas Doradas Canadienses, S.A. (“RT”). At the time of its acquisition, RT had no operations. During the year, the Company sold all of the assets of RT except for the acquired building and land.

Canadian Rockport Homes International, Inc. currently has three (3) subsidiaries; Canadian Rockport Homes Ltd. (CRH, Rockport Homes Chile Limitada ("RHCL"), and Rockport Trading S.A. (“RT”). CRH is a corporation formed under the laws of British Columbia, Canada and is wholly owned by Canadian Rockport Homes International, Inc. In addition, Canadian Rockport Homes International, Inc. is a 1% owner of one Chilean subsidiary, known as Rockport Homes Chile Limitada. CRH owns the remaining 99% of RHCL. It is the Company’s intention for RHCL to form its own subsidiary in Chile. RCHL will own all assets in Chile, including a manufacturing facility in Quilicura, Chile. A second Chilean corporation, when formed, will lease RHCL's assets and manufacture concrete modular units and related homes on designated sites.

Canadian Rockport Homes International, Inc., through its subsidiaries , intends to manufacture and sell modular housing in various third-world and developing countries primarily in South America, Asia, Mexico, Africa and Eastern Europe. Currently the Company has an agreement with TWiC to construct a manufacturing facility in Chile in which the Company plans to manufacture modular housing. The Company, through RCHL, is currently leasing, with an option to purchase, an existing manufacturing facility in Quilicura, Chile, in which it plans to use as the manufacturing facility for the modular concrete units. The Company is evaluating Mexico as the next possible country in which to commence operations. Currently, the Company has received certification from the Chilean and Mexican Governments to manufacture the modular housing units.

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

Canadian Rockport Homes International, Inc.

Patents

The TWiC technology bears the United States Patent No. 5,997,792 and was filed on December 7, 1999. At present, the patent is effective and there are no pending challenges. However, United States patents are not recognized in many countries. The Company has filed patent applications in Chile. A patent application filed in Mexico was not successful; management is evaluating alternative methods of protecting products and processes in that region.

Operations in Chile

Canadian Rockport Homes International, Inc. intends to conduct initial operations in Chile, through RCHL. RCHL is currently leasing, with the option to purchase, an existing plant in Quilicura, Chile, which will house the manufacture of the TWiC modular units. The lease on the facility expires in April 2003. Canadian Rockport Homes International has also made initial contact with various potential Chilean customers and various potential Chilean employees. Due to treaties between Canada and Chile, there is "free trade" between the two countries. There is currently no taxation on any profits which are invested in Chile or in RCHL. There is a 15% flat tax on profits moved from Chile into Canada, but due to a treaty between Canada and Chile, there is no double taxation on any repatriated profits. The Company plans to utilize the property owned by RT and move its plant there from Quilicare.

Patents and Proprietary Rights

The company is relying heavily upon its use of the TWiC technology successfully to carry out its plan of operations. Thus, the company has purchased TWiC technology which is patented and is taking reasonable steps to protect the technology from being copied by any third party. The U.S. Patent number is 5,997,792 and was filed on December 7, 1999

Employees

The Company currently has seventeen (17) employees and anticipates needing to recruit, train and manage local staff and other personnel in each third world country into which Canadian Rockport Homes International, Inc. expands. The company expects the number of employees may increase to more than 100 over the next twelve months. This is contingent upon actual production operations of the manufacturing plant.

Properties

Canadian Rockport Homes International, Inc. does not currently own any real estate or any other significant property. The company currently leases office space at 700 West Pender Street, Suites 507 and 509, Vancouver, B.C., Canada V6C 1G8. CRH also uses a portion of the office.

The company, through RCHL is currently leasing 8.67 acres real estate property in Chile which it plans to utilize to as offices and plant facilities in its Chilean operations Currently additional space in Chile is leased on a month-to-month basis from which its Chilean operations are housed.

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

None during the year ended December 31, 2002.

Canadian Rockport Homes International, Inc.

Market for Common Equity and Related Stockholder Matters

Market Information

The common stock of Canadian Rockport Homes International, Inc. is not currently listed on any securities exchange, or quoted on any quotation service. There is currently no established public market for the common stock of Canadian Rockport Homes International, Inc.

Holders

Canadian Rockport Homes International, Inc. has approximately 15,418,856 shares of common stock outstanding as of December 31, 2002. Canadian Rockport Homes International, Inc. has approximately 2000 shareholders. Canadian Rockport Homes International, Inc. has outstanding at December 31, 2002 stock options for 1,000,000 shares.

Dividend Policy

Canadian Rockport Homes International, Inc. has never paid dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. Management anticipates that earnings will be retained to fund the company's working capital needs and expansion of the business.

Selected Financial Data

Canadian Rockport Homes International, Inc. is a development stage company and has not yet commenced operations in connection with the manufacture and construction of modular concrete housing units in Chile. The company has been involved in preparing for the commencement of operations and the raising of funds for the commencement of operations, including preparation and build-out of a manufacturing facility in Qualicura, Chile where initial operations may commence. The provided selected financial statements pertain to Canadian Rockport Homes International, Inc. and its predecessors for the periods shown.

					From Inception
					(March 27, 1997)
					to
	December 31,				December 31,
	1999	2000	2001	2002	2002
Income	$-	$-	$-	$-	$-
Operating Expenses	(13,174)	(249,942)	(1,081,935)	(1,709,152)	(3,151,462)
Loss From Operations	(13,174)	(249,942)	(1,081,935)	(1,709,152)	(3,151,462)

Basic Loss Per Share	$(0.26)	$(3.42)	$(0.07)	$(0.11)

Assets
Current Assets
Cash and Cash Equivalents	$59	$524,039	$223,823	$181,331
Prepaid Expenses	-	6,313	500	500
Property and Equipment - Net	1,748	60,635	118,819	509,424
Construction in Progress	-	-	486,667	692,479
Other Assets
Capitalized website costs	-	-	2,902	-
Deferred lease expense	-	-	59,469	11,894
Patent and intellectual properties	-	-	10,981	10,341
Deferred offering costs	-	25,000	-	-
Total Assets	$1,807	$615,987	$903,161	$1,405,969

Canadian Rockport Homes International, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the fiscal year ending December 31, 2002 and 2001:

During the fiscal year ending December 31, 2002, the company was still in the construction phase of its plant in Chile and has not generated any revenue since its inception. For 2002, the Company incurred a net operating loss of $1,709,152 as compared to its net operating loss in 2001 of $1,078,314. The $630,838 net increase in 2002’s net operating loss primarily relates to the loss that the Company incurred on the disposal of timber and a truss plant that it received in the acquisition of Rockport Trading S.A. On the sale of these assets, the Company received net proceeds of $211,639. The allocation of the purchase price allocated to the assets sold totaled $570,000, thus resulting in a net loss on the disposal of these assets of $358,361. Rockport Trading was acquired through the issuance of 200,000 shares of the Company’s common stock valued at $5.00 per share. In addition to the assets sold and resulting loss, the Company also charged off to operations $30,000 that was allocated to goodwill in the purchase and had increased general and administrative expenses in 2002 over 2001 of $238,856. The increase in 2002 general and administrative expenses over 2001 expenses pertained to increased legal and accounting expenses of $104,884 ($136,010 in 2002 as compared to $31,126 in 2001), and rent $128,347 ($496,906 in 2002 as compared to $368,559). Increased professional fees in 2002 pertain to legal fees incurred in the preparation and filing of the Company’s Canadian registration statement which were charged to operations. Whereas in 2001, the cost to prepare the Company’s United States registration statement was charged to equity as an offset against the proceeds received on the sell of Company’s common stock. Rent increase in 2002 was the result of leasing additional space in Vancouver and the fact that 2002 operations included a full year of rent on the leasing if the Company’s Chilean plant as compared to including only nine-month of rent on the plant in 2001.

Administrative expenses for 2002 were $1,320,791 as compared to $1,081,985 incurred in 2001. Of the $1,320,791 incurred in 2002, $695,079 relates to the Company’s Chilean operations and $625,712 was incurred in the Company’s Canadian operations. Of the $1,081,985 incurred in 2001, $545,453 relates to the Company’s Chilean operations and $536,532 was incurred in the Company’s Canadian operations.

The Company incurred interest expense of $28,063 during 2002, the majority of which relates to interest accrued on a $54,656 demand loan borrowed from the two shareholders (See Note 6 to the financial statements).

Chilean Operations

During 2002, the Company incurred $423,139 in the rental of its Chilean plant as compared to $316,670 for 2001. Rent on an apartment maintained by the Company amounted to $12,726 in 2002 as compared to $11,409 incurred during 2001. Compensation and related expenses incurred during 2002 amounted to $113,536 as compared to $103,581, which was incurred during 2001. During 2002 the Company incurred $20,108 in legal and accounting fees as compared to $18,207 incurred during 2001. Depreciation expense on the Company’s Chilean assets during 2002 amounted to $22,193 as compared to $16,954 incurred during 2001. Travel expenses incurred during 2002 amounted to $26,849 as compared to $67,959 incurred in 2001.

Canadian Rockport Homes International, Inc.

Canadian Operations

Salaries and related costs for 2002 amounted to $235,447 as compared to $252,397 during 2001. Consulting fees during 2002 amounted to $51,968 as compared to $62,807 for 2001. Rent expense for 2002 amounted to $51,968 as compared to $40,481 for 2001. The increase in rent in 2002 relates to the Company’s leasing of an additional office space. Advertising and promotion for 2002 amounted to $18,912 as compared to $18,647 for 2001. Legal and accounting fees charged to operations 2002 amounted to $58,351 as compared to $10,817 for 2001. Depreciation expense for 2002 amounted to $17,967 as compared to $10,013 for 2001. Telephone expense for 2002 amounted to $16,205 as compared to $12,078 for 2001. Office expense for 2002 amounted to $16,356 as compared to $19,355 for the same period last year.

For the fiscal year ending December 31, 2001 and 2000:

As indicated above, the Company incurred a net operating loss of $1,078,314 net operating loss in 2001. Net operating loss for 2000 was $249,942, which consisted of general and administrative expenses. Of the $249,942 incurred in 2000, $44,121 pertained to the Company’s Chilean operations and $205,821 pertained to its Canadian operations.

Chilean Operations

Salaries and related costs for 2000 were $20,156. Travel and related costs for 2000 totaled $8,691. Consulting expenses for 2000 was $3,926. Depreciation expense for 2000 amounted to $5,545.

Canadian Operations

Salaries and related costs for 2000 totaled $38,287. Consulting fees for 2000 totaled $74,542. Office supplies for 2000 totaled $8,187. Depreciation expense for 2000 was $ 4,825. Advertising for 2000 amounted to $35,051. Rent for 2000 totaled $10,800. Professional fees for 2000 totaled $14,047.

Liquidity and Capital Resources

During the fiscal year ending December 31, 2002, the company received proceeds of $870,353 through the sale of its common stock. The Company also received loans from shareholders amounting to $70,268 and also received $211,639 from the sale of its truss plant and timber. The net difference between advances to and repayments from Dr. Malone in 2002 amounted to $1,001. Of the amount received in 2002, $941,009 was used in operations, $205,812 was used in the construction of the Company’s molds and related plant, $24,401 was used to purchase furniture and equipment, $10,867 was used in the stock offerings, and $10,000 was used to acquire 5,000 shares of Company stock from a shareholder. Balance of cash and cash equivalents as of December 31, 2002 was $181,331; which was a decrease in cash and cash equivalents of $42,492 for the fiscal year.

During the fiscal year ending December 31, 2001, the company received proceeds of $1,295,371 from the sale of its common stock. Of the amount received $1,050,969 was used in the company's operations, $160,569 was used in the sale of the stock, $286,667 was used in the construction of the Company’s molds and related plant, $93,933 was used in the purchase of furniture and equipment, and $6,686 was used to repay advances from Dr. Malone. The balance of cash and cash equivalents as of December 31, 2001 was $223,823, a decrease of $300,216 from the previous fiscal year.

During the fiscal year ending December 31, 2000, the company received proceeds of $875,000 from the sale of its common stock. Of the amount received $227,459 was used in the company's operations, $25,000 was used in the sale of the stock, $69,542 was used in the purchase of furniture and equipment, and $5,127 was used to repay advances from Dr. Malone, and $25,000 was used purchase Company stock from two shareholders. The balance of cash and cash equivalents as of December 31, 2000 was $524,039; an increase of $523,980 from the previous fiscal year.

Canadian Rockport Homes International, Inc.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with its Board of Directors, the Company have identified two accounting policies that it believes are key to an understanding of our its financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

The first critical accounting policy relates to the accounting for costs incurred in the construction of the Company’s molds and related plant. All costs incurred in the construction of molds and plant are capitalized until completion. The molds will be depreciated over their respective lives. The costs incurred in the construction of the plant, will be depreciated over the lesser of the useful life of the plant or the term of the lease of the building housing the respective assets (if applicable).

The second critical accounting policy relates to expense recognition. All expenses are recognized at the time the respective expense was incurred.

Changes in Securities

During the fiscal year 2002, the company issued 173,738 shares of its common stock through a private offering in exchange for $870,353. In addition, the Company issued 200,000 shares in exchange for certain assets of 598546 BC LTD.

During the first quarter of 2003, the Company issued 62,446 shares of its common stock through a private offering in exchange for $312,230. In addition, during the quarter, the Company issued 1,600 shares for consulting services valued at $8,000.

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

Canadian Rockport Homes International, Inc.

Canadian Rockport Homes International, Inc.
(A Development Stage Company)

Financial Statements and Supplementary Data

Contents
Page
Independent Auditor's Report	8
Financial Statements
Consolidated Balance Sheets	9 - 10
Consolidated Statements of Operations and Accumulated Deficit	11
Consolidated Statements of Comprehensive Loss	12
Statement of Stockholder's Equity	13 - 14
Consolidated Statement of Cash Flows	15 - 16
Notes to Financial Statements	17 - 24

Independent Auditors' Report

Board of Directors
Rockport Homes International, Inc.
Vancouver, British Columbia

I have audited the accompanying consolidated balance sheets of Rockport Homes International, Inc., (A Development Stage Company) as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows, for the years ended December 31, 2000, 2001, and 2002 and for the period from the Company’s inception (May 27, 1997) through December 31, 2002. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States. These standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rockport Homes International, Inc. as of December 31, 2001 and 2002, and the results of its operations, and its cash flows for the years ended December 31, 2000, 2001, and 2002, and for the period from Company’s inception (May 27, 1997) through December 31, 2002, in conformity with accounting principles generally accepted in the United States.

\s\ Jonathon P. Reuben
Jonathon P. Reuben,
Certified Public Accountant
Torrance, California
April 7, 2003

	Canadian Rockport Homes International, Inc.
	(A Development Stage Company)
	Consolidated Balance Sheets
	December 31
	2001	2002
Assets

Current Assets
Cash and cash equivalents	$223,823	$181,331
Loan receivable - officer	-	-
Prepaid expenses	500	500

Total current assets	224,323	181,831

Property and Equipment
Land	-	400,000
Trucks	23,561	23,773
Furniture and equipment	135,997	163,440
	159,558	587,213
Less accumulated depreciation	(37,838)	(77,789)
	118,819	509,424
Construction in progress	486,667	692,479

Total property and equipment - net	605,486	1,201,903

Other Assets
Deferred lease expense	59,469	11,894
Intangibles:
Patents	10,981	10,341

Total other assets	73,352	22,235

Total Assets	$ 903,161	$ 1,405,969

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
	December 31
	2001	2002
Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Rent payable	$33,609	$283,985
Legal fees payable	29,890	94,105
Accounts payable	21,970	-
Payroll taxes payable	4,030	3,457
Franchise taxes payable	100	-
Loans payable - officer	1,396	2,117
Loans payable - other	-	15,612
Current maturities of obligation under capital lease	-	653
Current maturities of long-term debt	-	80,771

Total Current Liabilities	90,995	480,700

Long-term debt	-	1,970

Total liabilities	90,995	482,670

Stockholders' Equity
Common Stock, $.001 par value, authorized
100,000,000 shares; issued and outstanding
15,050,118 shares as of December 31, 2001, and
15,418,856 shares as of December 31, 2002	15,050	15,419
Additional paid-in capital	2,235,314	4,084,431
Deficit accumulated during the development stage	(1,438,632)	(3,175,470)
Other comprehensive income (loss)	434	(1,081)

Total Stockholders' Equity	812,166	923,299

Total Liabilities and Stockholders' Equity	$ 903,161	$ 1,405,969

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.
	(A Development Stage Company)
Consolidated Statements of Operations and Accumulated Deficit
				From Inception
		For the Year Ended		March 27, 1997
		December 31		Through
	2000	2001	2002	December 31, 2002

Income	$-	$ -	$-	$-

Operating Expenses
General and administrative expenses	(249,942)	(1,081,935)	(1,320,791)	(2,763,101)
Loss on disposition of assets	-	-	(358,361)	(358,361)
Loss on impairment of goodwill	-	-	(30,000)	(30,000)

Loss from Operations	(249,892)	(1,081,935)	(1,709,152)	(3,151,462)

Other Income (Expenses)
Interest income	57	3,621	377	4,055
Interest expense	-	-	(28,063)	(28,063)

Net Loss Before Income Taxes	(249,835)	(1,078,314)	(1,736,838)	(3,175,470)

Income Taxes	-	-	-	-

Net Loss	$ (249,835)	$ (1,078,314)	$ (1,736,838)	$ (3,175,470)

Basic Loss Per Share	$ (3.42)	$ (0.07)	$ (0.11)

Weighted Average Common
Shares Outstanding	9,585,052	14,703,371	15,227,781

The accompanying notes are an integral part of the financial statements.

	Canadian Rockport Homes International, Inc.
	(A Development Stage Company)
	Consolidated Statements of Comprehensive Income (Loss)
				From Inception
		For the Year Ended		March 27, 1997
		December 31		Through
	2000	2001	2002	December 31, 2002

Net Income	$ (249,835)	$ (1,078,314)	$ (1,736,838)	$ (3,175,470)

Other comprehensive income
Foreign currency translation adjustment	(57)	1,201	(1,515)	(1,081)

Net comprehensive loss	$ (249,892)	$ (1,077,113)	$ (1,738,353)	$ (3,176,551)

The accompanying notes are an integral part of the financial statements.

	Canadian Rockport Homes International, Inc.
		(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From The Company's Inception (March 27, 1997) Through December 31, 2002
						Deficit		Equity
						Accumulated		Adjustment
					Additional	During	Stock	Foreign
	Unit	Transaction Common Stock			Paid-In	Development	Subscription	Currency
	Price	Date	Shares	Amount	Capital	Stage	Receivable	Translation

Shares issued on organizing company	$0.00	03/27/97	5,816,675	$5,817	(4,817)	$(1,050)	-	-
Adjustments to give effect to recapitalization
on February 15, 2001			1,135,186	1,135	(1,135)	-
Net Loss from the company's inception
(March 27, 1997) through December 31, 1997			-	-	-	-	-	-

Balance - December 31, 1997			6,951,861	$6,952	(5,952)	$(1,050)	-	-

Net loss for the year ended December 31, 1998			-	-		(96,259)	-	773

Balance - December 31, 1998			6,951,861	$6,952	(5,952)	(97,309)	-	773

Shares issued for cash	$21.49	06/30/99	791	1	16,999	-	-	-
Shares issued for cash	$0.09	06/30/99	791,000	791	72,409	-	65,000	-
Net loss for year ended December 31, 1999			-	-	-	(13,174)	-	(1,483)

Balance - December 31, 1999			7,743,652	7,744	83,456	(110,483)	65000	(710)

Shares issued in cancellation of indebtedness	$0.01	02/10/00	847,500	848	6,153	-	-	-
Shares issued for service	$0.01	02/10/00	113,000	113	887	-	-	-
(at estimated value of services rendered)
Shares issued for cash	$0.16	02/14/00	339,000	339	53,898	-	-	-
Shares issued for cash	$0.16	02/14/00	339,000	339	53,898	-	-	-
Shares issued in cancellation of indebtedness	$0.06	02/15/00	56,500	57	3,444	-	-	-
Shares issued for cash	$0.16	03/02/00	282,500	283	44,916	-	-	-
Shares issued for cash	$0.26	03/03/00	141,250	141	36,017	-	-	-
Shares issued in cancellation of indebtedness	$0.07	03/08/00	56,500	57	3,844	-	-	-
Shares issued in cancellation of indebtedness	$0.53	03/08/00	56,500	57	29,944	-	-	-
Shares issued for services	$0.09	03/08/00	113,000	113	9,887	-	-	-
(at estimated value of services rendered)
Shares issued for cash	$0.16	03/28/00	113,000	113	17,966	-	-	-
Shares returned to company and cancelled	$31.61	04/13/00	(791)	(1)	(24,999)	-	-	-
Cash received on subscription		09/26/00	-	-	-	-	(10,000)	-
Shares issued for cash	$0.20	10/05/00	226,000	226	44,972	-	-	-
Shares issued for cash	$0.32	10/05/00	141,250	141	45,057	-	-	-
Shares issued in cancellation of indebtedness	$1.06	10/25/00	28,250	28	29,972	-	-	-
Shares issued for services	$0.09	10/25/00	28,250	28	2,472	-	-	-
(at estimated value of services rendered)
Shares issued for cash	$0.32	10/27/00	226,00	226	72,090	-	-	-
Shares issued for cash	$0.16	10/30/00	197,750	198	31,440	-	-	-
Cash received on subscription			-	-	-		(20,000)
Shares issued for cash	$0.32	10/31/00	56,500	57	18,023	-	-	-
Shares issued for cash	$0.32	10/31/00	56,500	57	18,023	-	-	-
Shares issued for cash	$0.32	11/01/00	16,950	17	5,407	-	-	-
Shares issued for cash	$0.32	11/02/00	28,250	28	9,012	-	-	-
Shares issued for cash	$0.32	11/02/00	28,250	28	9,012	-	-	-
Shares issued for cash	$0.32	11/02/00	113,000	113	36,045	-	-	-
Shares issued for cash	$0.32	11/06/00	113,000	113	36,045	-	-	-

The accompanying notes are an integral part of the financial statements.

	Canadian Rockport Homes International, Inc.
		(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From The Company's Inception (March 27, 1997) Through December 31, 2002
(continuation)

						Deficit		Equity
						Accumulated		Adjustment
					Additional	During	Stock	Foreign
	Unit	Transaction Common Stock			Paid-In	Development	Subscription	Currency
	Price	Date	Shares	Amount	Capital	Stage	Receivable	Translation

Shares issued for cash	$0.16	11/09/00	113,000	113	17,966	-	-	-
Shares issued for cash	$0.32	11/10/00	56,500	57	18,023	-	-	-
Shares issued for cash	$0.32	11/14/00	113,000	113	36,045	-	-	-
Cash received on subscription		11/21/00	-	-	-	-	(20,000)	-
Shares issued for cash	$0.32	11/24/00	56,500	57	18,023	-	-	-
Shares issued for cash	$0.48	11/30/00	94,129	94	45,104	-	-	-
Shares issued for services	$0.53	11/30/00	18,871	19	9,981	-	-	-
(at estimated value of services rendered)
Shares issued for cash	$0.25	12/06/00	522,625	523	129,647	-	-	-
Cash received on subscription		12/24/00	-	-	-	-	(15,000)	-
Net loss for the year ended December 31, 2000			-	-	-	(249,835)	-	(57)

Balance - December 31, 2000			12,435,186	$12,435	951,665	$(360,318)	-	(767)

Shares issued for cash	$40.00	01/02/01	150	-	6,000
Shares issued to TWiC Housing Corporation
as partial consideration for manufacturing
costs of molds and other plant equipment	$2.00	01/10/01	100,000	100	199,900	-	-	-
Shares issued to TWiC Housing Corporation
in consideration for patents and other
intellectual properties	$0.01	02/15/01	2,000,000	2,000	8,057	-	-	-
Shares issued for cash through private
placement offering	$2.00		427,513	428	854,598	-	-	-
Shares issued for cash through private
placement offering	$3.00		1,000	1	2,999	-	-	-
Shares issued for cash through private
placement offering	$5.00		86,269	86	431,259	-	-	-
Cost incurred in offerings			-	-	(219,164)	-	-	-
Net loss for the year ended December 31, 2001			-	-	-	(1,078,314)	-	1,201

Balance - December 31, 2001			15,050,118	$15,050	2,235,314	$(1,438,632)	-	434

Shares issued for cash through private
placement offering	$5.00		173,738	174	870,179	-	-	-
Shares returned to treasury and cancelled	$2.00		(5,000)	(5)	(9,995)	-	-	-
Shares issued in purchase of 598546 B.C., Ltd.	$5.00		200,000	200	999,800	-	-	-
Cost incurred in offerings			-	-	(10,867)	-	-	-
Net loss for the year ended December 31, 2002			-	-	-	(1,736,838)	-	(1,515)

Balance - December 31, 2001			15,418,856	$ 15,419	$ 4,084,431	$(3,175,470)	$ -	$ (1,081)

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.
(A Development Stage Company)
Statements of Cash Flows
				From Inception
		For the Year Ended		March 27, 1997
		December 31,		Through
	2000	2001	2002	December 31, 2002

Cash Flows from Operating Activities
Net Loss	$(249,835)	$(1,078,314)	$(1,736,838)	$(3,175,470)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Issuance of common stock for services	13,500	-	-	13,500
Issuance of common stock in company's organization				1,000
Loss on disposition of assets	-	-	358,361	358,361
Loss on impairment of goodwill	-	-	30,000	30,000
Accrued interest	-	-	27,242	27,242
Depreciation and amortization	10,370	29,887	40,804	82,171
(Increase) Decrease in Assets
(Increase) decrease in prepaid expenses	(6,405)	(53,656)	47,574	(12,487)
Increase (Decrease in Liabilities
Increase (decrease) in trade and other payable	4,911	51,114	291,848	347,923

Net cash used in operating activities	(227,459)	(1,050,969)	(941,009)	(2,327,760)

Cash Flows from Investing Activities
Net proceeds on sale of timber and truss plant	-	-	211,639	211,639
Acquisition of equipment and other property	(69,542)	(380,600)	(230,213)	(683,210)

Net cash used in investing activities	(69,542)	(380,600)	(18,574)	(471,571)

Cash Flows from Financing Activities
Gross proceeds from private offerings	875,000	1,295,371	870,353	3,065,924
Costs incurred in stock offerings	(25,000)	(160,569)	(10,867)	(196,436)
Officer advances	-	-	103,826	127,969
Proceeds from loans	-	-	70,268	144,668
Repayments on officer loans	(5,127)	(6,686)	(102,825)	(127,144)
Principal reduction on obligation under capital lease	-	-	(420)	(420)
Purchase of treasury stock	(25,000)	-	(10,000)	(35,000)

Net cash provided by financing activities	819,873	1,128,116	920,335	2,979,561

Effect of exchange rates on cash	1,108	3,237	(3,244)	1,101

Net Increase (Decrease) in Cash and
Cash Equivalents	523,980	(300,216)	(42,492)	181,331

Beginning Balance - Cash and Cash Equivalents	59	524,039	223,823	-

Ending Balance - Cash and Cash Equivalents	$ 524,039	$ 223,823	$ 181,331	$ 181,331

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

During 2002, the Company issued 200,000 shares of its common stock in exchange for substantially all of the assets of 598546 B.C. Ltd. The Company valued the assets received at $1,000,000, the estimated fair market value of the shares issued. Subsequent to the acquisition, the Company sold all of the timber and a truss plant received from 598546 B.C. and recognized a loss of $358,361 on the sale. In addition, the Company charged $30,000 allocated to goodwill in the purchase to operations.

Cash Paid For:
				From Inception
		For the Year Ended		March 27, 1997
		December 31		Through
	2000	2001	2002	December 31, 2002

Interest Expense	$-	$-	$821	$821

Income Taxes	$-	$-	$-	$-

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

In 2002, the Company acquired certain assets of 598546 BC LTD, which included 100% of the outstanding shares of Rockport Trading S.A., a Chilean corporation, formerly Maderas Doradas Canadienses, S.A. (“RT”). At the time of its acquisition, RT had no operations. During the year, the Company sold all of the assets of RT except for the acquired building and land.

The Company maintains all of its cash deposits at two banks, one in Canada and one in Chile. The Company’s bank accounts are not insured.

Note 2 – Summary of Significant Accounting Policies

a. Principles of consolidation

The accompanying financial statements include the accounts and transactions of Canadian Rockport Homes International, Inc. and its wholly owned subsidiaries, Canadian Rockport Homes, Ltd. Rockport Homes Chile Limitada and Rockport Trading, S.A. Intercompany transactions and balances have been eliminated in consolidation.

b. Foreign Currency Translations

For foreign operations whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders’ equity.

c. Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets that range from 3 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and for income tax reporting purposes. Depreciation expense for 2000, 2001, and 2002 were $10,159, $28,667, and $40,160, respectively.

Canadian Rockport Homes International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

d. Intangible assets

Patents received from TWiC are being amortized over their respective remaining lives ranging from 11to18 years. Amortization expense for 2002 and 2001 were $643, and $490, respectively.

Intangible assets consist of the following:
December 31, 2002
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)
Patents	$11,474	$1,133	$10,341	17

December 31, 2001
Weighte
d
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)
Patents	$11,471	$490	$10,981	18

Estimated amortization expense for each of the next five years ended December 31, is as follows:

2003	$674
2004	674
2005	674
2006	674
2006	674
Total	$3,370

e. Net Loss Per Share

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“EPS”) that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS.

f. Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others.

g. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Canadian Rockport Homes International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

h. Use of Estimates

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

i. Income Taxes

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

j. Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheets as of December 31, 2001 and December 31, 2002. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

k. New Accounting Pronouncements

In June 2001, SFAS No. 141, "Business Combinations," was issued. This statement eliminates pooling of interests accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company has adopted this standard and its adoption of this standard has no significant effect on the Company's financial statements.

In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was issued establishing accounting and reporting standards that address how goodwill and intangible assets should be accounted for within the financial statements. The statement requires companies to not amortize goodwill and intangible assets with infinite lives, but to test such assets for impairment on a regular basis. An intangible asset that has a finite life should be amortized over its useful life and evaluated for impairment on a regular basis. This statement is effective for fiscal years beginning after December 15, 2001. The Company has adopted the standard and its adoption has no significant effect on the Company's financial statements.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued establishing new rules and clarifying implementation issues with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, "by allowing a probability-weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. The statement also established new standards for accounting for discontinued operations. Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity's operations that comprises operations and cash flow that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard and its adoption has no significant effect on the Company's financial statements.

Canadian Rockport Homes International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was issued. This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 had no effect on the financial position and results of operations of the Company.

In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring"). The adoption of SFAS No. 146 had no effect on the financial position and results of operations of the Company.

Note 3 – Related Party Transactions

a.

On February 5, 2001, the Company acquired all of the intellectual properties owned by TWiC Housing Corporation relating to the TWiC system for the construction of houses. Included in the assets acquired were the patents pertaining to the TWiC System. In exchange for the assets acquired, the Company issued 2,000,000 shares of its common stock. Under the terms of the purchase agreement, the shares issued have restricted covenants as to when the shares are free to sell or transfer. TWiC is wholly owned by Harry Gordon, a shareholder and director of the Company. The Company valued the assets purchased at their estimated historical cost of $10,057. The Company is amortizing the purchase price over 18 years, the remaining life of the related patent.

Pursuant to the purchase agreement, the Company guaranteed that the market price of the shares received by TWiC will exceed $2.50 Canadian within four years from the commencement date of trading. If the shares do not reach such a price within the period, the Company will issue sufficient additional shares in order that the total number of shares issued multiplied by the highest market price of the stock during the four year period equals $5,000,000 Canadian.

b.

On January 10, 2001, the Company entered into an agreement with TWiC for the manufacturing of 32 molds and the supply of the services required to construct the Company’s Chilean plant. For these molds and services, the Company agreed to pay $1,600,000 consisting of $1,400,000 cash, and 100,000 shares of common stock valued at $2.00 per share. Under the terms of the agreement the Company is to make a $300,000 down payment and pay the remainder of the balance due in progressive draws. During the year ended December 31, 2001, the Company paid $285,000 and issued the 100,000 shares of its common stock. The $485,000 has been included in construction in progress. No payments were made in 2002.

c.

The Company’s President has advanced funds to the corporation. These advances are non-interest bearing and due upon demand. The balances due the President as of December 31, 2001, and 2002, were $1,396 and $2,117, respectively.

Canadian Rockport Homes International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

d.

In June 2002, the Company consummated its acquisition of certain assets of 598546 B.C. Ltd in exchange for 200,000 shares of its common stock. hares as consideration in the acquisition of patents and other intellectual properties.

During the year ended December 31, 2002, the Company issued 173,738 shares of its common stock through a private offering in exchange for $870,353. In addition, the Company issued 200,000 shares of its common stock in exchange for certain assets of 598546 BC LTD (see Note 6) During the first quarter of 2003, the Company issued 62,446 shares of its common stock through a private offering in exchange for $312,230. In addition, during the quarter, the Company issued 1,600 shares for consulting services valued at $8,000,

Canadian Rockport Homes International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

Note 6. Payable to Shareholders

In April 2002, two shareholders advanced $54,656 to the Company evidenced by two promissory notes that are assessed interest at an annual rate of 8%. The notes are due on demand. Under the terms of the notes, the Company is also required to issue 5,000 shares of its common stock to each lender at the time of repayment. The Company is imputing interest on the shares to be issued at a price of $5.00 per share. The imputed interest is being charged to operations ratably over a one-year period, which Management believes to be the length of time that the loans will be outstanding. Interest charged to operations for 2002 was $27,242.

Note 7. Leases

The Company is a lessee of computer equipment under a capital lease expiring in February 2006. The equipment and respective liability under this lease have been recorded at the fair value of the equipment and is being amortized over the estimated five-year useful life of the equipment. Amortization of equipment under the capital lease is included in depreciation expense for 2002.

Following is a summary of the property held under the capital lease:

Computer equipment	$3,033
Less: accumulated amortization	(505)
$2,528

Minimum future lease payments under the capital lease over its remaining life is as follows:

2003	$ 653
2004	$ 790
2005	$ 953
2006	$ 227

On March 7, 2001, the Company entered into an agreement for the lease of certain real property in Chile where the Company plans to build its plant. The lease is for twenty-four months commencing April 7, 2001. The monthly rent is $31,297. At the maturity of the lease, the Company has the option to acquire the property for $4,580,000. The Company paid $95,151 in commission and legal fees pertaining to the lease that have been capitalized and are being amortized over life of the lease.

In addition, the Company leases its Vancouver, B.C. office on a long-term lease expiring on December 31, 2003.

Future minimum lease commitments pertaining to these leases expire as follows:

December 31, 2003	$437,180

The Company has not made any payments towards this obligation since April 2002 and is in default under the terms of the lease agreement.

Canadian Rockport Homes International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

Note 8. Stock Options

In 2001, the Company granted to certain employees, two directors and four consultants, options to acquire 1,150,000 shares of the Company’s common stock at a price of $2.00 per share of which 150,000 options were forfeited during the year. The options are exercisable prior to January 1, 2003, but can not be exercised within eight months of the commencement of a public offering. In the event that the eight-month period ends after January 1, 2003, the expiration date of the options extend to the first business day after thee eight-month period expires.

The Company applies APB Opinion 25 for its stock based compensation. The following is a summary of the outstanding options:

Weighted
Average
	Number of	Exercise
	Shares	Price
Outstanding - December 31, 2000	-	$-
Granted	1,150,000	2.00
Exercised	-	-
Forfeited	(150,000)	(2.00)
Outstanding - December 31, 2001	1,000,000	$2.00
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding - December 31, 2002	1,000,000	$ 2.00
Average fair value for options granted
February 2001
(Exercise price $2.00 per share)		$ 0.42
Average fair value for options granted
November 2001
(Exercise price $5.00 per share)		$ 3.11

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

2001
Net loss
	As reported	$(1,078,314)
	Proforma	$(1,312,574)
Basic loss per share
	As reported	$(.07)
	Proforma	$(.09)
2002
Net loss
	As reported	$(1,736,838)
	Proforma	$(2,081,338)
Basic loss per share
	As reported	$(.11)
	Proforma	$(.14)

Canadian Rockport Homes International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

Note 9. Segment Reporting

Currently, the Company has only one principal reportable segment, its Chilean operation, which is still in the construction phase. The Company’s corporate offices are located in Vancouver, B.C. A schedule reflecting the application of costs and expenses for the year 2001 and 2002 on a geographical basis for the two facilities is as follows:

2001
	Chilean operation	$(545,452)
	Corporate offices	$ (532,862)
	Net operation loss	$ (1,078,314)
2002
	Chilean operation	$(1,063,711)
	Corporate offices	$ (673,127)
	Net operation loss	$ (1,736,838)

Company assets at December 31, 2001 and 2002 are located as follows:

2001
	Chilean operation	$677,763
	Corporate offices	$ 225,398
	Total assets	$ 903,161
2002
	Chilean operation	$1,179,152
	Corporate offices	$ 226,817
	Total assets	$ 1,405,969

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

Directors and Executive Officers of the Registrant

Canadian Rockport Homes International, Inc. directors and principal executive officers are as follows:
Name	Age	Position
Nelson Riis	60	Director
Dr. William R. Malone	62	President, CEO, Chairman of the Board of Directors
Harry Gordon	76	Secretary and Director
Carol Laeser	44	CFO and Director

Canadian Rockport Homes Ltd. directors, principal executive officers and key employees are:
Name	Age	Position

Dr. William R. Malone	62	President, CEO, and Director
Nelson Riis	60	Secretary and Director
Bernard G. Smith	54	Director
Harry Gordon	76	Treasurer and Director
Donald Belsby 63 Director
Ryan Malone	31	Director

Rockport Homes Chile Limitada directors and principal officers are, as follows:

Name	Age	Position
Nelson Riis	60	President and Director
Dr. William R. Malone	62	Secretary, Treasurer and Director

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

Ms. Laeser spent four years at the University of British Columbia where she took business and accounting courses. Ms. Laeser has more than fourteen years of business experience working with accounting firms as well as running her accounting business. Her responsibilities included budget preparations, minimizing taxes, supervising accounting systems, creating monthly financial statements and being part of a strategic goal setting team. Ms. Laeser present duties are CFO. She is also developing Rockport’s own Web service which will connect the various plants to the Corporate Headquarters in Vancouver. This system will also serve assist in our quality control and security requirements.

Mr. R. Malone has many years’ hands on supervisory experience in the communication/construction business in overseas and North America projects. Present duties include execution of all Sales contracts including arranging schedules for production, construction, delivery of housing, Recruitment, as well as management of all project management staff.

Canadian Rockport Homes International, Inc.

Executive Compensation

	Annual
Name and Position	Compensation	Long Term Compensation
Dr. William R. Malone	$60,000	100,000 options for shares of common stock
President, CEO and Secretary;		at $2.00 per share exercisable eight months
CEO and Secretary of CRH;		after Canadian Rockport Homes International
Secretary & Treasurer of RHCL		is trading on the NASD OTC Bulletin Board.
Nelson Riis	$60,000	100,000 options for shares of common stock
Secretary of CRH;		at $2.00 per share exercisable eight months
President of RHCL		after Canadian Rockport Homes International
		is trading on the NASD OTC Bulletin Board.
Nelson Riis	$60,000	100,000 options for shares of common stock
Director		at $2.00 per share exercisable eight months
President of RHCL		after Canadian Rockport Homes International
		is trading on the NASD OTC Bulletin Board.
Ryan Malone	$60,000	100,000 options for shares of common stock
Director		at $2.00 per share exercisable eight months
		after Canadian Rockport Homes International
		is trading on the NASD OTC Bulletin Board.
Carol Laeser	$60,000	100,000 options for shares of common stock
CFO, Director		at $2.00 per share exercisable eight months
		after Canadian Rockport Homes International
		is trading on the NASD OTC Bulletin Board.
Harry Gordon	$0	50,000 options for shares of common stock
Treasurer and Director;		at $2.00 per share exercisable eight months
Treasurer and Director of CRH		after Canadian Rockport Homes International
		is trading on the NASD OTC Bulletin Board.
* No other officers or directors of the company or of its subsidiaries are being compensated for providing services as officers or directors.

Canadian Rockport Homes International, Inc.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the beneficial ownership of our common stock as of December 2002, by each person or entity known to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, each of the directors and named executive officers of CRH, each of the directors and executive officers of RHCL, and our subsidiary CRH's directors and named executive officers and all directors and executive officers of our company as a group.

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
Notes:
a)	This percentage assumes 1,000,000 stock options have been exercised
b)	Harry Gordon and his family, through their ownership in Hamor Investments Ltd., have a 33 1/3% ownership interest in
	TWiC Housing Corp. Thus Mr. Gordon and his family own an approximate 33 1/3% interest in the 2,100,000 shares of
	CRHI's Common Stock.

Canadian Rockport Homes International, Inc.

Security Ownership by Management of the Company, CRH and RHCL.

	Name and Address	Amount and Nature	Percentage
Title of Class	of Beneficial Owner	of Beneficial Ownership	of Class
Common Stock	William Malone	100,000 options
Common Stock	Nelson Riis	1,898,248	13
	#11-1555 Summit Drive,	100,000 options
	Kamloops, B.C. Canada
	V2E 1E9
Common Stock	Harry Gordon	50,000 options	0
	#309-7600 Moffat
	Richmond, B.C. Canada
	V6Y 3Y1
Common Stock	Ian W. Burroughs	600,407	4
	5811 Cooney Road	100,000 options
	Richmond, B.C. Canada
	V6X 3M1
Common Stock	Bernard G. Smith	1,841,216	12
	Box 45, Caslan, Alberta
	Canada, TOA 0Ro
Common Stock	Donald P. Belsby	870,591	5
	2902 Belsby Road
	Cheny, Washington 99004
	U.S.A.
Common Stock	E. Michael Wilby	385,244	2
	3921 W. 13 Avenue
	Vancouver, B.C.
	Canada V6R 2T1
Common Stock	Directors and Officers	5,980,950	36
	(As A Group)	(Not Including Options)

Notes:
a)	Percentage of Class assumes all 1,000,000 stock options have been exercised.
b)	Mr. Riis' wife owns an additional 60,040 shares of the company's common stock.
c)	Mr. Belby's immediate family member Anne Belsby owns an additional 4,503 shares.
d)	Mr. Wilby's wife owns an additional 385,244 shares of the company's common stock.

Canadian Rockport Homes International, Inc.

Certain Relationships and Related Transactions

a.

On February 5, 2001, the Company acquired all of the intellectual properties owned by TWiC Housing Corporation relating to the TWiC system for the construction of houses. Included in the assets acquired were the patents pertaining to the TWiC System. In exchange for the assets acquired, the Company issued 2,000,000 shares of its common stock. Under the terms of the purchase agreement, the shares issued have restricted covenants as to when the shares are free to sell or transfer. TWiC is wholly owned by Harry Gordon, a shareholder and director of the Company. The Company valued the assets purchased at their estimated historical cost of $10,057. The Company is amortizing the purchase price over 18 years, the remaining life of the related patent.

Pursuant to the purchase agreement, the Company guaranteed that the market price of the shares received by TWiC will exceed $2.50 Canadian within four years from the commencement date of trading. If the shares do not reach such a price within the period, the Company will issue sufficient additional shares in order that the total number of shares issued multiplied by the highest market price of the stock during the four year period equals $5,000,000 Canadian.

b.

On January 10, 2001, the Company entered into an agreement with TWiC for the manufacturing of 32 molds and the supply of the services required to construct the Company’s Chilean plant. For these molds and services, the Company agreed to pay $1,600,000 consisting of $1,400,000 cash, and 100,000 shares of common stock valued at $2.00 per share. Under the terms of the agreement the Company is to make a $300,000 down payment and pay the remainder of the balance due in progressive draws. During the year ended December 31, 2001, the Company paid $285,000 and issued the 100,000 shares of its common stock. The $485,000 has been included in construction in progress. No payments were made in 2002.

c.

The Company’s President has advanced funds to the corporation. These advances are non-interest bearing and due upon demand. The balances due the President as of December 31, 2001, and 2002, were $1,396 and $2,117, respectively.

Controls and Procedures

Canadian Rockport Homes International, Inc. management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation.

Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)

The following documents are filed as a part of this report:

Independent auditor's report.
Canadian Rockport Homes International, Inc. financial statements:
1.	Consolidated balance sheets as of December 31 2001 and December 31, 2002
2.	Consolidated statements of operations and accumulated deficit for the fiscal years ended December 31, 2000 and
December 31, 2001 and December 31, 2002; and from inception (March 27, 1997) through December 31, 2002
3.	Consolidated statements of comprehensive income for the fiscal years ended December 31, 2000 and
December 31, 2001 and December 31, 2002; and from inception (March 27, 1997) through December 31, 2002
4.	Statements of stockholders' equity from inception (March 27, 1997) through December 31, 2002
5.	Statements of cash flows for the fiscal years ended December 31, 2000 and December 31, 2001 and
December 31, 2002; and from inception (March 27, 1997) through December 31, 2002
6.	Notes to consolidated financial statements

Canadian Rockport Homes International, Inc.

(b)	Exhibits
	Number	Description
	3 (a)	Articles of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant's Registration
Statement on Form S-1 (Number 333-62786) as amended, filed October 30, 2001), and incorporated herein by reference.
	3 (b)	Bylaws and Amendments of the registrant (filed as Exhibit 3.5 to the registrant's Registration
Statement on Form S-1 (Number 333-62786) as amended, filed October 30, 2001), and incorporated herein by reference.
	4	Stock Purchase Agreements (filed as Exhibits 4.1 through 4.6 to the registrant's Registration
Statement on Form S-1 (Number 333-62786) as amended, filed October 30, 2001), and incorporated herein by reference.
	10 (a)	Stock Purchase Agreements (see Exhibit 4 above)
	10 (b)	Option to Purchase Agreement (filed as Exhibit 10.02 to the registrant's Registration
Statement on Form S-1 (Number 333-62786) as amended, filed October 30, 2001), and incorporated herein by reference.
	10 (c)	February 15, 2001 Canadian Rockport Homes, Ltd. and TwiC Housing Corp. Purchase
Agreement (filed as Exhibit 10.03 to the registrant's Registration Statement on Form S-1
(Number 333-62786) as amended, filed October 30, 2001), and incorporated herein by reference.
	10 (d)	Plant Construction Agreement between CRH and TwiC Housing Corp. (filed as Exhibit 10.04 to the registrant's Registration Statement on Form S-1 (Number 333-62786) as amended, filed October 30,
2001), and incorporated herein by reference.
	10 (e)	Lease Agreement of Quilicura Plant (filed as Exhibit 10.05 to the registrant's Registration
Statement on Form S-1 (Number 333-62786) as amended, filed October 30, 2001), and incorporated herein by reference.
	10 (f)	Employee Agreement with William Malone (filed as Exhibit 10.06 to the registrant's Registration
Statement on Form S-1 (Number 333-62786) as amended, filed October 30, 2001), and incorporated herein by reference.
	10 (g)	Employment Agreement with Nelson Riis (filed as Exhibit 10.07 to the registrant's Registration
Statement on Form S-1 (Number 333-62786) as amended, filed October 30, 2001), and incorporated herein by reference.
	11	Computation of Loss Per Common Share (filed as Exhibit 11.01 to the registrant's Registration
Statement on Form S-1 (Number 333-62786) as amended, filed October 30, 2001), and incorporated herein by reference.
	21	List of the Registrant's Subsidiaries (filed as Exhibit 21.01 to the registrant's Registration
Statement on Form S-1 (Number 333-62786) as amended, filed October 30, 2001), and incorporated herein by reference.
	24	Powers of Attorney, appears on signature page in Part II of the registrant's Registration
Statement on Form S-1 (Number 333-62786) as amended, filed October 30, 2001), and incorporated herein by reference.

Canadian Rockport Homes International, Inc. includes herewith the following:
Number		Description
	99.1	Certification of Chief Executive Officer of Canadian Rockport Homes International, Inc.
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certification of Principal Accounting Officer of Canadian Rockport Homes International, Inc.
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Reports on Form 8-K
No reports on Form 8-K were filed in fiscal year 2002.

Canadian Rockport Homes International, Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canadian Rockport Homes International, Inc.
Registrant

By: \s\ William R. Malone, CEO
William R. Malone, CEO

Date: April 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 28, 2003	By: \s\ William R. Malone, President
William R. Malone, President and Director

Date: April 28, 2003	By: \s\ Carol Laeser Treasurer
Carol Laeser, Treasurer and Director

Date: April 28, 2003	By: \s\ Harry Gordon, Secretary
Harry Gordon, Secretary And Director

Date: April 28, 2003	By: \s\ Nelson Riis, Director
Nelson Riis, Director

Canadian Rockport Homes International, Inc.

CERTIFICATION

I William R. Malone, certify that:

1.

I have reviewed this annual report on Form 10-K of Canadian Rockport Homes International, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003

/s/ William R. Malone
- -----------------------------
William R. Malone
Principal Executive Officer

Canadian Rockport Homes International, Inc.

CERTIFICATION

I, Carol Laeser, certify that:

1.

I have reviewed this annual report on Form 10-K of Canadian Rockport Homes International, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

Date: April 28, 2003

/s/ Carol Laeser
- -----------------------------
Carol Laeser
Principal Accounting Officer