Form 10-Q
period 2003-03-31
CANADIAN ROCKPORT HOMES INTERNATIONAL INC
filed 2003-07-16
CIK 1136263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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
As of March 31, 2003 - 15,483,480 shares of Common Stock

Canadian Rockport Homes International, Inc.

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets	3

	Statements of Operations	5
	First Quarter Ended March 31, 2002 and 2003 and from the
	Company's inception (March 27, 1997 through March 31, 2003

	Statement of Cash Flows	6
	First Quarter Ended March 31, 2002 and 2003 and from the
	Company's inception (March 27, 1997 through March 31, 2003

	Notes to Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Change in Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	12

Item 7.	Controls and Procedures	12

SIGNATURES		13

CERTIFICATION		14

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Canadian Rockport Homes International, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2002	March 31, 2003
		(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$181,331	$ 154,749
Employee advances	-	1,548
Prepaid expenses	500	750

Total current assets	181,831	157,047

Property and Equipment
Land	400,000	400,000
Trucks	23,773	25,474
Furniture and equipment	163,440	170,276
	587,213	595,750
Less accumulated depreciation	(77,789)	(92,091)
	509,424	503,659
Construction in progress	692,479	806,046

Total property and equipment - net	1,201,903	1,309,705

Other Assets
Deferred lease expense	11,894	-
Intangibles:
Patents	10,341	10,203

Total other assets	22,235	10,203

Total Assets	$ 1,405,969	$ 1,476,955

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2002	March 31, 2003
		(Unaudited)
Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Rent payable	$283,985	$ 283,985
Accounts payable	94,105	108,685
Payroll taxes payable	3,457	1,547
Franchise taxes payable	-	150
Loans payable - officer	2,117	-
Loans payable - other	15,612	15,612
Current maturities of obligation under capital lease	653	723
Current maturities of long-term debt	80,771	96,199

Total Current Liabilities	480,700	506,901

Obligation under capital lease	1,970	1,927

Total Liabilities	482,670	508,828

Stockholders' Equity
Common stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding
15,418,856 shares as of December 31, 2002,
and 15,483,480 shares as of March 31, 2003	15,419	15,483
Additional paid-in capital	4,084,431	4,382,208
Deficit accumulated during development stage	(3,175,470)	(3,432,327)
Other comprehensive income	(1,081)	2,763

Total Stockholders' Equity	923,299	968,127

Total Liabilities and Stockholders' Equity (Deficit)	$ 1,405,969	$ 1,476,955

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

			From Inception
			(March 27, 1997)
	For the Three Months Ended		Through
	March 31, 2002	March 31, 2003	March 31, 2003
	(Unaudited)	(Unaudited)	(Unaudited)

Income	$-	$-	$-

Operating Expenses
General and administrative expenses	(301,069)	(250,171)	(3,013,272)
Loss on disposition of assets	-	-	(358,361)
Loss on impairment of goodwill	-	-	(30,000)

Loss from Operations	(301,069)	(250,171)	(3,401,633)

Other Income (Expenses)
Commission income	-	2,917	2,917
Interest income	208	111	4,166
Interest expense	-	(9,714)	(37,777)

Net Loss	$ (300,861)	$ (256,857)	$ (3,432,327)

Basic loss per share:	$ (0,02)	$ (0.02)

Weighted Average Common
Shares Outstanding	15,071,159	15,458,678

The accompanying notes are an integral part of the financial statements

Canadian Rockport Homes International, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
			(March 27, 1997)
	For the Three Months Ended		Through
	March 31, 2002	March 31, 2003	March 31, 2003
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(300,861)	$ (256,857)	$(3,432,327)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Issuance of common stock for services	-	-	13,500
Issuance of common stock in
Company's organization	-	-	1,000
Loss on disposition of assets	-	-	358,361
Loss on impairment of goodwill	-	-	30,000
Depreciation and amortization	13,314	10,678	92,849
(Increase) Decrease in Assets
(Decrease) in receivables	-	(1,537)	(1,537)
(Increase) decrease in prepaid expenses	11,122	11,645	(842)
Increase (Decrease) in Liabilities
Increase in trade and other payables	34,823	18,001	393,166

Net cash used in operating activities	(241,602)	(218,070)	(2,545,830)

Cash Flows from Investing Activities
Net proceeds from sale of timber and truss plant	-	-	211,639
Acquisition of equipment and other property	(59,249)	(121,177)	(804,387)

Net cash used in investing activities	(59,249)	(121,177)	(592,748)

Cash Flows from Financing Activities
Gross proceeds from private stock offerings	189,484	315,774	3,381,698
Cost incurred in stock offerings	-	(17,932)	(214,368)
Advances and repayments from officer	12,816	-	127,969
Principal reduction on obligation under capital lease	-	(97)	(517)
Proceeds from loans	-	-	144,668
Advances to third parties	(49,257)	-	-
Loan repayments to officer	(26,509)	-	(12,144)
Repayment on loans made to third parties	37,316	-	-
Purchase of treasury stock	-	-	(35,000)

Net cash provided by financing activities	163,850	297,745	3,277,306

Effect of exchange rates on cash	72	14,920	16,021

Net increase (decrease) in
cash and cash equivalents	(136,929)	(26,582)	154,749

Beginning Balance -
Cash and cash equivalents -	223,823	181,331	-

Ending Balance -
Cash and cash equivalents	$ 86,894	$ 154,749	$ 154,749

The accompanying notes are an integral part of the financial statements

Canadian Rockport Homes International, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

Supplemental Information:

Non-cash Investing and Financing Activities:

During the first quarter of 2003, the Company issued 1,600 shares of its common stock in consideration for services rendered in connection with the Company's public offering. The issued shares were valued at $8,000.

Cash Paid For:

From Inception
(March 27, 1997)
	For the Three Months Ended		Through
	March 31, 2002	March 31, 2003	March 31, 2003
	(Unaudited)	(Unaudited)	(Unaudited)

Income Taxes	$ -	$ -	$ -

Interest	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1.

In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustment (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2003, and the results of its operations and cash flows for the three-month periods ended March 31, 2002 and 2003. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

Note 2 – Summary of Significant Accounting Policies

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

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets that range from 3 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and for income tax reporting purposes. Depreciation expense for the three months ended March 31, 2002 and 2003 was $12,879, and $10,512, respectively.

Intangible Assets

Patents received from TWiC are being amortized over their respective remaining lives ranging from 11to18 years. Amortization expense for March 31, 2003 and 2002 were $166, and $133, respectively.

	Intangible assets consist of the following:

		March 31, 2003
				Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)
Patents	$11,505	$1,302	$10,203	18

		March 31, 2002
				Weighte
				d
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)
Patents	$11,470	$623	$10,847	18
Estimated amortization expense for each of the next five years ended March 31, is as follows:

	2003		$674
	2004		674
	2005		674
	2006		674
	2006		674
	Total		$3,370

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2003. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

Canadian Rockport Homes International, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2003 and 2002

>From the Company’s inception, it has been in the development stage and has not commenced principal operations. During 2003, the Company is continuing the construction of its plant in Chile.

General and administration costs were $250,171 and $301,069, respectively, for the three-month periods ended March 31, 2003 and 2002.

Of the $250,171 incurred during 2003, $88,158 was incurred in the Company’s Chilean operations. The remaining $160,600 pertains to costs incurred in operating its Canadian offices and general administration. The major expenses incurred in Chile during 2003 consisted of rent amounting to $15,862, salaries and related expenses totaling $33,201, professional fees of $2,986, and costs relating to its new facilities totaling $11,003.

Other general expenses incurred in 2003 including operating the Company’s Canadian offices consists of salaries and related payroll costs of $69,992, consulting fees of $16,137, advertising and promotion of $20,767, depreciation expense of $10,372, rent of $16,934, telephone of $3,241, office expense of $6,295, telephone of $4,701 and travel expenses of $3,378.

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

Liquidity and Capital Resources

Cash and cash equivalents as of March 31, 2003 and 2002 were $154,749 and $86,849, respectively. During the first quarter of 2003, the Company moved from its former leased facility and commenced construction of its new plant on the land previously acquired. During this three-month period, the Company received a total of $315,774 through the sale of 63,024 shares of the Company’s common stock, $2,917 in commissions earned on a timber sale and $111 in interest. During the same period, the Company paid $221,098 in its operations, purchased equipment for its Canadian offices totaling $5,753, paid $41,303 on the construction of its modular display home, paid $74,121 in connection with construction of its new plant, and paid $17,932 in costs associated with its public offering.

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
None

Item 2. Change in Securities and Use of Proceeds

During the three-months ended March 31, 2003, the Company received a total of $315,774 through the sale of 63,024 shares of the Company’s common stock. During the same period it issued 1,600 shares of its common stock for services rendered in connection with its public offering. The services were valued at $8,000. For the period form April 1, 2003 through June 17, 2003, the company issued 27,740 of its common stock in exchange for approximately $138,000.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.	Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Exhibits
Canadian Rockport Homes International, Inc. includes herewith the following:
Number	Description
99.1	Certification of Chief Executive Officer of Canadian Rockport Homes International, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Principal Accounting Officer of Canadian Rockport Homes International pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

No filings were made during the period covered by this report.

Item 7. Controls and Procedures

Canadian Rockport Homes International, Inc. management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation.

Canadian Rockport Homes International, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canadian Rockport Homes International, Inc.
Registrant

By:	\s\ William R. Malone, CEO
William R. Malone, CEO

Date:	June 22, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 22, 2003	By: \s\ William R. Malone, President
William R. Malone, President and Director

Date: June 22, 2003	By: \s\ Carol Laeser Treasurer
Carol Laeser, Treasurer and Director

Date: June 22, 2003	By: \s\ Harry Gordon, Secretary
Harry Gordon, Secretary And Director

Date: June 22, 2003	By: \s\ Nelson Riis, Director
Nelson Riis, Director

CERTIFICATION

I William R. Malone, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Canadian Rockport Homes International, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 22, 2003

/s/ William R. Malone
- -----------------------------
William R. Malone
Principal Executive Officer

CERTIFICATION

I, Carol Laeser, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Canadian Rockport Homes International, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 22, 2003

/s/ Carol Laeser
- -----------------------------
Carol Laeser
Principal Accounting Officer