Form 10-Q
period 2003-09-30
CANADIAN ROCKPORT HOMES INTERNATIONAL INC
filed 2003-11-17
CIK 1136263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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
As of July 21, 2003 - 15,539,320 shares of Common Stock

Canadian Rockport Homes International, Inc.

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets	3
	December 31, 2002 and June 30, 2003 (Unaudited)
	Consolidated Statements of Operations and Accumulated Deficit	5
	For the three and six months ended June 30, 2002 and 2003
	and from the Company's inception (March 27, 1997) through
	June 30, 2003
	Consolidated Statement of Cash Flows	6
	For the three and six months ended June 30, 2002 and 2003
	and from the Company's inception (March 27, 1997) through
	June 30, 2003
	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 2.	Change in Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES		15

CERTIFICATION		16

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Canadian Rockport Homes International, Inc.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	June 30, 2003
		(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$181,331	$68,229
Employee advances	-	2,226
Loans to related party	-	2,845
Loans receivable - other	-	1,187
Prepaid expenses	500	260

Total current assets	181,831	74,747

Property and Equipment
Land	400,000	400,000
Trucks	23,773	27,820
Furniture and equipment	163,440	181,043
	587,213	608,863
Less accumulated depreciation	(77,789)	(110,065)
	509,424	498,798
Construction in progress	692,479	848,095

Total property and equipment - net	1,201,903	1,346,893

Other Assets
Deferred lease expense	11,894	-
Intangibles:
Patents	10,341	10,075

Total other assets	22,235	10,075

Total Assets	$ 1,405,969	$ 1,431,715

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	June 30, 2003
		(Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities
Rent payable	$283,985	$283,985
Accounts payable	94,105	146,519
Payroll taxes payable	3,457	4,528
Franchise taxes payable	-	2,000
Loans payable - officer	2,117	-
Loans payable - other	15,612	15,612
Current maturities of obligation under capital lease	653	841
Current maturities of long-term debt	80,771	106,474

Total Current Liabilities	480,700	559,959

Long-Term Debt	1,970	1,806

Total Liabilities	482,670	561,765

Stockholders' Equity
Common stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding
15,418,856 shares as of December 31, 2002,
and 15,5117,320 shares as of June 30, 2003	15,419	15,517
Additional paid-in capital	4,084,431	4,529,659
Deficit accumulated during development stage	(3,175,470)	(3,682,095)
Other comprehensive income	(1,081)	6,869

Total Stockholders' Equity	923,299	869,950

Total Liabilities and Stockholders' Equity	$ 1,405,969	$ 1,431,715

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

					From Inception
					(March 27, 1997)
	For the Three Months Ended		For the Six Months Ended		Through
	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated)		(Restated)

Income	$-	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	(319,922)	(247,962)	(611,633)	(498,133)	(3,261,234)
Loss on disposition of assets	(308,477)	-	(317,661)	-	(358,361)
Loss on impairment of goodwill	-	-	-	-	(30,000)

Loss from Operations	(628,399)	(247,962)	(929,294)	(498,133)	(3,649,595)

Other Income (Expenses)
Commission income	-	-	-	2,917	2,917
Interest income	208	67	243	178	4,233
Interest expense	(551)	(1,873)	(551)	(11,587)	(39,650)

Net Loss	$ (628,742)	$ (249,768)	$ (929,602)	$ (506,625)	$ (3,682,095)

Basic Loss Per Share	$ (0.04)	$ (0.02)	$ (0.06)	$ (0.03)

Weighted Average
Common Shares Outstanding	15,159,763	15,495,537	15,071,159	15,477,210

The accompanying notes are an integral part of the financial statements

Canadian Rockport Homes International, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

					From Inception
					(March 27, 1997)
	For the Three Months Ended		For the Six Months Ended		Through
	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated)		(Restated)

Cash Flows from Operating Activities
Net Loss	$(628,742)	$(249,768)	$(929,602)	$ (506,625)	$(3,682,095)
Adjustments to reconcile net loss to
net cash provided by operating activities
Issuance of common stock for services	-	3,000	-	3,000	16,500
Issuance of common stock in
Company's organization	-	-	-	-	1,000
Loss on disposition of assets	308,477	-	308,477	-	358,361
Loss on impairment of goodwill	-	-	-	-	30,000
Depreciation and amortization	7,598	11,940	20,912	22,619	104,790
(Increase) Decrease in Assets
Increase (decrease) in receivables	(38,363)	(564)	(38,363)	(2,102)	(2,102)
(Increase) decrease in prepaid expenses	11,894	490	23,009	12,134	(353)
Increase (decrease) in Liabilities
37,302 430,522 94,655 Increase (decrease) in trade and other payables 129,114 55,357
Net cash used in operating activities	(224,481)	(197,600)	(486,453)	(415,617)	(2,743,377)

Cash Flows from Investing Activities
Net proceeds from sale of timber and truss plants	141,523	-	141,523	-	211,639
(33,166) (828,417) (73,781) Acquisition of equipment and other property (132,399) (145,207)
(33,166) (616,778) 67,742 Net cash provided (used) in investing activities 9,124 (145,207)

Cash Flows from Financing Activities
Gross proceeds from private stock offerings	28,977	166,232	218,461	482,649	3,548,573
Costs incurred in stock offerings	-	(25,653)	-	(43,686)	(240,122)
Advances and repayments from officer	25,524	-	38,101	-	127,969
Principal reduction on obligation under capital lease	(131)	(239)	(131)	(399)	(819)
Proceeds from loans	83,228	-	71,287	-	144,668
Loans repayments to officer	(13,924)	(32)	(40,021)	(110)	(127,254)
Repayment on loans made to third parties	-	2,242	-	22,242	2,242
- (35,000) (10,000) Purchase of treasury stock (10,000) -
142,550 3,420,257 113,674 Net cash provided by financing activities 277,697 440,696

1,696 8,127 2,378 Effect of exchange rates on cash 2,016 7,026
Net Increase (Decrease) in Cash and
Cash Equivalents	(60,687)	(86,520)	(197,616)	(113,102)	68,229
Cash and Cash Equivalents -
154,749 - 86,894 Beginning Balance 223,823 181,331
Ending Balance	$ 26,207	$ 68,229	$ 26,207	$ 68,229	$ 68,229

The accompanying notes are an integral part of the financial statements

Canadian Rockport Homes International, Inc.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Supplemental Information:

Cash Paid For:
From Inception
(March 27, 1997)
	For the Three Months Ended		For the Six Months Ended		Through
	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest Expenses	$ 551	$ 167	$ 551	$ 303	$ 1,124

Income Taxes	$ -	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustment (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2003, and the results of its operations and cash flows for the three-month and six-month periods ended June 30, 2002 and 2003. The operating results of the Company on a quarterly or semi-annual basis may not be indicative of operating results for the full year.

Note 2.

The accompanying consolidated financial statements for the three and six months ended June 30, 2002 have been restated to reflect the actual terms and valuations of the assets purchased from of 598546 B.C. Ltd during the second quarter of 2002. A schedule reflecting the adjustments to the previously reported are as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2002	June 30, 2002
	(Unaudited)

Net loss as orginally reported	(808,682)	(1,109,480)
Less: Loss allocation to
Minoroty shareholder	(10,231)	(10,231)
Add: Adjustment to cost basis
of assets sold	9,183	9,121
Reversal of goodwill
impairement	180,988	180,988
Total Adjustments	179,940	179,878
Net loss as revised	(628,742)	(929,602)

Loss per share as originally reported	$ (0.05)	$ (0.07)
Loss per share on adjustments	0.01	0.01
Loss per shares as revised	$ (0.04)	$ (0.06)

Note 3.

Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts and transactions of Canadian Rockport Homes International, Inc. and its wholly owned subsidiaries, Canadian Rockport Homes, Ltd. Rockport Homes Chile Limitada and Rockport Trading, S.A. Intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency Translations

For foreign operations whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders’ equity.

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets that range from 3 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and for income tax reporting purposes. Depreciation expense for the three months ended June 30, 2002 and 2003 was $7,432, and $11,773, respectively. Depreciation expense for the six months ended June 30, 2002 and 2003 was $20,579, and $22,285, respectively.

Canadian Rockport Homes International, Inc.
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Patents received from TWiC are being amortized over their respective remaining lives ranging from 11to18 years. Amortization expense for the three months ended June 30, 2002 and 2003 was $166, and $167, respectively. Amortization expense for the six months ended June 30, 2002 and 2003 was $333, and $334, respectively.

Intangible assets consist of the following:

June 30, 2003
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)
Patents	$11,547	$1,472	$10,075	18

June 30, 2002
Weighte
d
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)
Patents	$11,491	$623	$10,868	18

Estimated amortization expense for each of the next five years ended June 30, is as follows:

2004	$674
2005	674
2006	674
2007	674
2008	674
Total	$3,370

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2003. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

Canadian Rockport Homes International, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended June 30, 2003 and 2002

From the Company’s inception, it has been in the development stage and has not commenced principal operations. During 2003 and 2002, the Company is continuing the construction of its plant in Chile. General and administration costs were $247,962 and $319,922, respectively, for the three-month periods ended June 30, 2003 and 2002.

Of the $247,962 incurred during 2003, $64,368 was incurred in the Company’s Chilean operations. The remaining $183,594 pertains to costs incurred in operating its Canadian offices and general administration.

The major expenses incurred in Chile during the three month period ended June 30, 2003 consisted of salaries and related expenses totaling $39,230, professional fees of $1,425, rent of $2,809, supplies of $3,878 and travel expense of $7,110.

Other general expenses incurred during the three months ended June 30, 2003 including operating its Canadian offices consisted of salaries and related payroll costs of $71,602, consulting fees of $14,869, professional fees of $24,627, advertising and promotion of $17,846, rent of $17,929, telephone of $3,578, and office supplies of $3,260.

During the quarter ended June 30, 2002, the Company sold all of the timber acquired from 598546 B.C. Ltd for $141,523. On its acquisition, the timber was valued at $450,000, thus resulting in a loss from the sale of $308,477.

Of the $319,922 incurred during 2002, $165,672 was incurred in the Company’s Chilean operations. The remaining $154,250 pertains to costs incurred in operating its Canadian offices and general administration.

The major expenses incurred in Chile during the three-month period ended June 30, 2002 consisted of rent amounting to $108,853, salaries and related expenses totaling $15,023, sales commission on the sale of the timber amounting to $10,232, professional fees of $4,159, security guards of $6,607, depreciation expense of $4,422, and travel expense of $7,894.

Other general expenses incurred in the second quarter of 2002 including operating its Canadian offices consisted of salaries and related payroll costs of $47,918, consulting fees of $27,574, professional fees of $31,746, advertising and promotion of $9,784, rent of $16,133, telephone of $3,926, and office supplies of $5,007.

Canadian Rockport Homes International, Inc.

Results of Operations for the Six Months Ended June 30, 2003 and 2002

General and administration costs were $498,133 and $611,633, respectively, for the six-month periods ended June 30, 2003 and 2002.

Of the $498,133 incurred during 2003, $155,521 was incurred in the Company’s Chilean operations. The remaining $342,612 pertains to costs incurred in operating its Canadian offices and general administration.

The major expenses incurred in Chile during the six month period ended June 30, 2003 salaries and related expenses totaling $69,636, professional fees of $5,566, rent of $14,486 and travel expense of $13,383.

Other general expenses incurred in the second quarter of 2003 including operating its Canadian offices consisted of salaries and related payroll costs of $141,594, consulting fees of $28,306, professional fees of $28,265, advertising and promotion of $36,980, rent of $34,864, telephone of $8,279 and office supplies of $8,364.

Of the $611,633 incurred during 2002, $324,693 was incurred in the Company’s Chilean operations. The remaining $286,970 pertains to costs incurred in operating its Canadian offices and general administration.

The major expenses incurred in Chile during the six month period ended June 30, 2002 consisted of rent amounting to $216,822, salaries and related expenses totaling $30,491, sales commission on the sale of the timber amounting to $10,232, professional fees of $12,142, security guards of $10,601, depreciation expense of $8,845, and travel expense of $10,584.

Other general expenses incurred in the second quarter of 2002 including operating its Canadian offices consisted of salaries and related payroll costs of $106,294, consulting fees of $43,228, professional fees of $51,446, advertising and promotion of $13,591, rent of $27,562, telephone of $7,168, and office supplies of $8,256.

Liquidity and Capital Resources

Cash and cash equivalents as of June 30, 2003 and 2002 were $68,229, and $26,207, respectively. During the six months ended June 30, 2003, the Company received $166,232 through the sale of 33,240 shares of its common stock, $134 in interest, $2,917 received as commissions on timber sales and received $2,242 on a repayment of consulting fees paid in a previous year. During the six month period ended June 30, 2003, $418,668 was used in the Company’s operations, $145,207 was used in the construction of its Chilean plant and display home, , $399 reduction in the principal balance due on the purchase of computer equipment and $43,686 was paid in connection with the Company’s offering. The cash balance as of June 30, 2003 was $68,229.

During the six months ended June 30, 2002, the Company received $141,523 from the sale of its timber, $218,461 through the sale of 43,635 shares of its common stock, $243 in interest, $71,287 in loans from a third parties, and $38,101 from Dr. Malone. During the three-month period, $452,946 was used in the Company’s operations. In addition, $132,399 was used in the construction of its Chilean plant and for the purchase of other equipment, $10,000 was paid to a stockholder in exchange for the receipt and subsequent cancellation of 5,000 shares of its common stock, $131 reduction in the principal balance due on the purchase of computer equipment, $40,021 was advanced to the Company’s President. The cash balance as of June 30, 2002 was $26,207.

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

Item 4. Controls and Procedures

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
None

Item 2. Change in Securities and Use of Proceeds

During the three months ended June 30, 2003, the Company received a total of $166,232 through the sale of 33,240 shares of its common stock,. During the same period it issued 600 shares of its common stock for marketing services. During the period from July 1, 2003 through July 21, 2003, the Company received $110,000 through the issuance of 22,000 shares of its common stock. In addition, during the period, the Company issued a total of 700,000 shares of its common stock to its management and employees for services rendered.

In July 2003, an employee located in Chile resigned her position with the Company and returned to the Company 150,000 shares of Company common stock which was previously issued to her. These shares were returned to the Company’s treasury and subsequently cancelled.

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

Canadian Rockport Homes International, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canadian Rockport Homes International, Inc.
Registrant

Date: August 15, 2003	By: \s\ William R. Malone, President
William R. Malone, President and Director

Date: August 15, 2003	By: \s\ Carol Laeser Treasurer
Carol Laeser, Treasurer and Director

Date: August 15, 2003	By: \s\ Harry Gordon, Secretary
Harry Gordon, Secretary And Director

Date: August 15, 2003	By: \s\ Nelson Riis, Director
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

Date: August 15, 2003

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

Date: August 15, 2003

/s/ Carol Laeser
- -----------------------------
Carol Laeser
Principal Accounting Officer