Form 10-Q/A
period 2003-09-30
CANADIAN ROCKPORT HOMES INTERNATIONAL INC
filed 2004-02-26
CIK 1136263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity. As of November 12, 2003 - 15,623,992 shares of Common Stock

Canadian Rockport Homes International, Inc.

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets	3
	December 31, 2002 and September 30, 2003 (Unaudited)
	Consolidated Statements of Operations and Accumulated Deficit	5
	For the three and nine-months ended September 30, 2002 and 2003
	and from the Company's inception (March 27, 1997) through
	September 30, 2003
	Consolidated Statements of Cash Flows	6
	For the three and nine-months ended September 30, 2002 and 2003
	and from the Company's inception (March 27, 1997) through
	September 30, 2003
	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 2.	Change in Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES		16

CERTIFICATION		17

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

Canadian Rockport Homes International, Inc.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	September 30, 2003
		(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$181,331	$64,802
Advances to related party	-	2,579
Prepaid expenses	500	274

Total current assets	181,831	67,65

Property and Equipment
Land	400,000	400,000
Trucks	23,773	27,695
Furniture and equipment	163,440	188,624
	587,213	616,319
Less accumulated depreciation	(77,789)	(121,457)
	509,424	494,862
Construction in progress	692,479	869,593

Total Property and Equipment - net	1,201,903	1,364,455

Other Assets
Deferred lease expense	11,894	-
Intangibles subject to amortization:
Patents	10,341	9,905

Total Other Assets	22,235	9,905

Total Assets	$ 1,405,969	$ 1,442,015

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	September 30, 2003
		(Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities
Rent payable	$283,985	$283,985
Accounts payable	94,105	152,551
Payroll taxes payable	3,457	-
Franchise taxes payable	-	-
Loans payable - officer	2,117	-
Loans payable - other	15,612	15,612
Current maturities of obligation under capital lease	653	2,658
Current maturities of long-term debt	80,771	107,249

Total Current Liabilities	480,700	562,055

Long-Term Debt	1,970	7,940

Total Liabilities	482,670	569,995

Stockholders' Equity
Common stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding
15,418,856 shares as of December 31, 2002,
and 15,571,962 shares as of September 30, 2003	15,419	15,572
Additional paid-in capital	4,084,431	4,791,444
Deficit accumulated during development stage	(3,175,470)	(3,942,275)
Other comprehensive income	(1,081)	7,279

Total Stockholders' Equity	923,299	872,020

Total Liabilities and Stockholders' Equity	$ 1,405,969	$ 1,442,015

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

					From Inception
					(March 27, 1997)
	For the Three-Months Ended		For the Nine -Months Ended		Through
	September 30,		September 30,		September 30,
	2002	2003	2002	2003	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income	$-	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	(353,871)	(245,235)	(974,687)	(743,370)	(3,506,471)
Loss on disposition of assets	(30,160)	-	(338,637)	-	(358,361)
Loss on impairment of goodwill	-	-	-	-	(30,000)

Loss from Operations	(384,031)	(245,235)	(1,313,324)	(743,370)	(3,894,832)

Other Income (Expenses)
Commission income	-	-	-	2,917	2,917
Interest income	106	-	349	180	4,235
Interest expense	(18,218)	(14,945)	(18,770)	(26,532)	(54,595)

Net Loss	$ (402,143)	$ (260,180)	$ (1,331,745)	$ (766,805)	$ (3,942,275)

Basic Loss Per Share	$ (0.03)	$ (0.02)	$ (0.09)	$ (0.05)

Weighted Average
Common Shares Outstanding	15,315,167	15,544,509	15,182,923	15,499,889

The accompanying notes are an integral part of the financial statements

Canadian Rockport Homes International, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

					From Inception
					(March 27, 1997)
	For the Three-Months Ended		For the Nine-Months Ended		Through
	September 30,		September 30,		September 30,
	2002	2003	2002	2003	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated)		(Restated)

Cash Flows from Operating Activities
Net Loss	$(402,143)	$(260,180)	$(1,331,745)	$(766,805)	$(3,942,275)
Adjustments to reconcile net loss to
net cash provided by operating activities
Issuance of common stock for services	-	-	-	3,000	16,500
Issuance of common stock in
Company's organization	-	-	-	-	1,000
Loss on disposition of assets	30,160	-	338,637	-	358,361
Loss on impairment of goodwill	-	-	-	-	30,000
Depreciation and amortization	10,075	12,102	30,987	34,724	116,895
(Increase) Decrease in Assets
Increase in receivables	33,750	3,347	-	-	-
(Increase) decrease in prepaid expenses	16,649	-	34,899	12,130	(357)
Increase (decrease) in Liabilities
Increase in trade and other payables	122,943	1,208	252,161	57,090	432,255
Net Cash Used in Operating Activities	(188,566)	(243,523)	(675,061)	(659,861)	(2,987,621)

Cash Flows from Investing Activities
Net proceeds from sale of timber and truss plants	89,840	-	231,363	-	211,639
Acquisition of equipment and other property	(31,336)	(21,481)	(163,846)	(167,764)	(850,974)
Net Cash Provided (Used) in Investing Activities	58,504	(21,481)	67,517	(167,764)	(639,335)

Cash Flows from Financing Activities
Gross proceeds from private stock offerings	133,821	271,865	352,282	754,359	3,820,283
Costs incurred in stock offerings	-	(10,026)	-	(53,557)	(249,993)
Advances and repayments from officer	11,185	110	49,370	-	127,969
Principal debt reduction	(255)	(279)	(255)	(685)	(1,105)
Proceeds from loans	-	-	281,878	-	144,668
Loans repayments to officer	(13,080)	-	(53,185)	-	(127,144)
Repayment on loans made to third parties	-	-	(211,704)	3,363	3,363
Purchase of treasury stock	-	-	(10,000)	-	(35,000)
Net Cash Provided by Financing Activities	131,671	261,670	408,386	703,480	3,683,041

Effect of exchange rates on cash	208	(93)	3,359	7,616	8,717
Net Increase (Decrease) in Cash and
Cash Equivalents	1,817	(3,427)	(195,799)	(116,529)	64,802
Cash and Cash Equivalents -
Beginning Balance	26,207	68,229	223,823	181,331	-
Ending Balance	$ 28,024	$ 64,802	$ 28,024	$ 64,802	$ 64,802

The accompanying notes are an integral part of the financial statements

Canadian Rockport Homes International, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Information:

Non-cash Investing and Financing Activities:

During the three-months ended September 30, 2003, the Company financed the entire purchase of computer equipment with a total cost of $7,748. In addition, during the same three months, the Company issued 300 shares in connection with its public offering. The shares were valued at $1,500.

Cash Paid For:

From Inception
(March 27, 1997)
	For the Three-Months Ended		For the Six-Months Ended		Through
	September 30,		September 30,		September 30,
	2002	2003	2002	2003	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest Expenses	$ 138	$ 198	$ 690	$ 506	$ 1,327

Income Taxes	$ -	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.
(a Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

The accompanying unaudited consolidated financial statements are represented in accordance with the requirements for Form 10-QSB and article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Canadian Rockport Homes International, Inc. financial statements for the year ended December 31, 2003, contained in the Company’s Form 10-K for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2003, and the results of its operations and cash flows for the three-month and nine-month periods ended September 30, 2002 and 2003. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

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

Foreign Currency Translations

For foreign operations whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year. Translation gains and losses at the end of each period presented are included as a separate component of stockholders’ equity.

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets that range from 3 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and for income tax reporting purposes. Depreciation expense for the three-months ended September 30, 2002 and 2003 was $9,500, and $11,948, respectively. Depreciation expense for the nine-months ended September 30, 2002 and 2003 was $29,669, and $34,903, respectively.

Canadian Rockport Homes International, Inc.
(a Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Patents received from TWiC are being amortized over their respective remaining lives ranging from 11to18 years. Amortization expense for the three-months ended September 30, 2002 and 2003 was $265, and $167, respectively. Amortization expense for the nine-months ended September 30, 2002 and 2003 was $399, and $501, respectively.

Intangible assets consist of the following:

September 30, 2003
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)
Patents	$ 11,545	$1,640	$ 9,905	18

September 30, 2002
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)
Patents	$ 11,474	$889	$10,585	18

Estimated amortization expense for each of the next five years ended September 30, is as follows:

2004	$ 674
2005	674
2006	674
2007	674
2008	674
Total	$ 3,370

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
(a Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2003. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

Long-Lived Assets

In 2001 the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was issued to establish new rules and clarifying implementation issues with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, by allowing a probability-weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. The statement also established new standards for accounting for discontinued operations. Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity's operations that comprises operations and cash flow that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The Company adopted this standard and its adoption has no significant effect on the Company's financial statements.

Note 3 - Investments

On August 20, 2003, the Company entered into an agreement with Urrutia Conus & Asociados, to form a joint venture under the name of Inmobiliaria y Construcciones Ser-Con Rockport to manufacture and sell houses in Chile. Under the terms of the joint venture, each joint venture will receive 50% of the profit. The joint venture has had no activity through September 30, 2003.

Note 4 - Subsequent Events

On October 31, 2003, the Company granted options to Officers, employees, and consultants of the Company to acquire a total of 1,300,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The options expire on October 21, 2005 or two years after Company’s common stock commences publicly trading.

Canadian Rockport Homes International, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Nine-Months Ended September 30, 2003 and 2002

From the Company’s inception, it has been in the development stage and has not commenced principal operations. During 2003, the Company is continuing the construction of its plant in Chile. During the nine-months ended September 30, 2003, the Company incurred a net operating loss of $766,805 as compared to the net operating loss of $1,313,324, which was incurred during the nine-months ended September 30, 2002.

The Company’s general and administrative expenses for the nine-months ended September 30, 2003, were $743,370 as compared to $974,687 incurred during the same period last year. Of the $743,370 incurred in 2003, $294,389 relates to the Company’s Chilean operations and $448,981 was incurred in the Company’s Canadian operations. Of the $974,687 incurred in 2002, $488,249 relates to the Company’s Chilean operations and $486,438 was incurred in the Company’s Canadian operations During the nine-months ended September 30, 2003, the Company incurred $26,532 of which $13,132 relates to accrued interest due on amounts due for legal services, $716 relates to accrued interest on equipment financing, and $12,684 relates to accrued interest on a $54,562 demand loan borrowed from two shareholders. The Company incurred interest expense of $18,770 during the nine-month period ended September 30, 2002, the majority of which relates to interest accrued on a demand loan due the two shareholders

Chilean Operations

During the nine-months ended September 30, 2003, the Company incurred $14,186 in the rental of its Chilean plant as compared to $317,355 for the same period last year. The Company moved from its rental facilities in early 2003 to commence construction on the land it acquired in the acquisition of Rockport Trading, S.A. Rent on an apartment maintained by the Company amounted to $7,219 for the nine-months ended September 30, 2003 as compared to $8,007 incurred during the same period in 2002. Compensation and related expenses incurred during the nine-months ended September 30, 2003 amounted to $130,134 as compared to $77,448, which was incurred during the same nine-month period in 2002. During the nine-months ended September 30, 2003 the Company incurred $10,128 in legal and accounting fees as compared to $14,403 incurred during the same nine-month period in the prior year. Depreciation expense on the Company’s Chilean assets during the nine-month period ended September 30, 2003 amounted to $21,381 as compared to $13,267 incurred during the nine-months ended September 30, 2002. Travel expenses incurred during the nine-month period ended September 30, 2003 amounted to $39,444 as compared to $20,647 incurred in the same nine-month period in the previous year.

Canadian Operations

Officer and employee compensation and related costs for the nine-month period ended September 30, 2003 amounted to $175,842 as compared to $178,854 during the same period last year. Consulting fees during the nine-months ended September 30, 2003 amounted to $44,164 as compared to $62,676 for the same period last year. Rent expense for the nine-months ended September 30, 2003 amounted to $53,021 as compared to $45,156 for the nine-month period ended September 30, 2002. Advertising and promotion for the nine-month period ended September 30, 2003 amounted to $32,304 as compared to $15,763 for the same period last year. Legal and accounting fees charged to operations for the nine-months ended September 30, 2003 amounted to $33,549 as compared to $96,023 for the same period last year. Depreciation expense for the nine-months ended September 30, 2003 amounted to $12,501 as compared to $16,402 in last year's same nine-month period. Telephone expense for the nine-months ended September 30, 2003 amounted to $14,618 as compared to $10,654 for the same period last year. Office expense for the nine-months ended September 30, 2003 amounted to $12,762 as compared to $11,456 for the same period last year.

Canadian Rockport Homes International, Inc.

Results of Operations for the Three-Months Ended September 30, 2003 and 2002

During the three-months ended September 30, 2003, the Company incurred a net operating loss of $260,180 as compared to the net operating loss of $402,143, which was incurred during the nine-months ended September 30, 2002.

General and administration costs were $245,235 and $353,871, respectively, for the three-month periods ended September 30, 2003 and 2002.

Of the $245,235 incurred during the three months ended September 30, 2003, $113,466 was incurred in the Company’s Chilean operations. The remaining $131,769 pertains to costs incurred in operating its Canadian offices and general administration. Of the $353,871 incurred during 2002, $175,498 was incurred in the Company’s Chilean operations. The remaining $178,373 pertains to costs incurred in operating its Canadian offices and general administration.

Chilean Operations

During the three-months ended September 30, 2002, the Company incurred $108,540 in the rental of its Chilean plant as compared to $0 for the same period in 2003. As is discussed above, the Company is in the process of constructing its own plant. Rent on an apartment maintained by the Company amounted to $2,734 for the three-months ended September 30, 2003 as compared to $2,756 incurred during the quarter ended September 30, 2002. Compensation and related expenses incurred during the three-months ended September 30, 2003 amounted to $56,170 as compared to $35,019, which was incurred during the same three-month period in 2002. During the three- months ended September 30, 2003 the Company incurred $2,146 in legal and accounting fees as compared to $35,019 incurred during the same three-month period in the prior year. Depreciation expense on the Company’s Chilean assets during the three-month period ended September 30, 2003 amounted to $5,345 as compared to $4,422 incurred during the three-months ended September 30, 2002. Travel expenses incurred during the three-month period ended September 30, 2003 amounted to $22,811 as compared to $4,703 incurred in the same three-month period in the previous year. Property taxes incurred during the three-months ended September 30, 2003 amounted to $3,373 as compared to $0 during the same period in 2002.

Canadian Operations

Compensation and related costs for the three-month period ended September 30, 2003 amounted to $41,756 as compared to $72,560 during the same period last year. The major difference between compensation costs in 2003 as compared to 2002, is that Company personnel is spending more of their time in the Company’s Chilean operations and a prorate share of their compensation and related costs have been allocated to Chilean operations. Consulting fees during the three-months ended September 30, 2003 amounted to $15,857 as compared to $23,658 for the same period last year. Rent expense for the three-months ended September 30, 2003 amounted to $18,158 as compared to $17,593 for the three-month period ended September 30, 2002. Legal and accounting fees charged to operations for the three-months ended September 30, 2003 amounted to $23,157 as compared to $38,120 for the same period last year. Depreciation expense for the three-months ended September 30, 2003 amounted to $6,252 as compared to $5,077 in last year's same three-month period. Telephone expense for the three-months ended September 30, 2003 amounted to $6,339 as compared to $3,486 for the same period last year. Office expense for the three-months ended September 30, 2003 amounted to $4,398 as compared to $3,200 for the same period last year.

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

Canadian Rockport Homes International, Inc.

Liquidity and Capital Resources for the Nine-Months Ended September 30, 2003
as Compared to the Nine-Months Ended September 30, 2002

During the nine-month period ended September 30, 2003, the Company received net proceeds of $757,902, of which $754,359 was received through the sale of 150,606 shares of the Company’s common stock, $3,363 was a repayment of an advance to an unrelated third party and $180 in interest. Of the amount received, $660,041 was used in the Company’s operations, $167,764 was used in the construction of its Chilean plant and for the purchase of other equipment, $685 reduction in the principal balance due on the purchase of computer equipment, and $53,557 was used in connection with the Company’s public offering. The cash balance as of September 30, 2003 was $64,802.

During the nine-month period ended September 30, 2002, the Company received net proceeds of $915,242, of which $352,282 was received through the sale of 95,279 shares of the Company’s common stock, $141,523 was received from the sale of timber, $89,840 was received from the sale of the truss plant, $54,562 from shareholders’ loans, $349 in interest, and $49,370 was received from its Chief Executive Officer, Dr. Malone, In addition, the Company received $227,316 towards obligations incurred by MDC prior to the acquisition. Of the amount received, $675,410 was used in the Company’s operations. In addition, $163,846 was used in the construction of its Chilean plant and for the purchase of other equipment, $10,000 was paid to a stockholder in exchange for the receipt and subsequent cancellation of 5,000 shares of its common stock, $255 reduction in the principal balance due on the purchase of computer equipment, $53,185 was advanced to the Company’s President, and $211,704 was paid on obligations of MDC. The cash balance as of September 30, 2002 was $28,024.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of the Company's published consolidated financial statements and other disclosures included in this report. Within the 90-day period prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the report it files with the Securities and Exchange Commissions within the required time periods.

Changes in internal controls. Since the date of the most recent evaluation of the Company's internal controls by the Company's Chief Executive Officer and Chief Financial Officer, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Canadian Rockport Homes International, Inc.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 2. Change in Securities and Use of Proceeds

During the three-months ended September 30, 2003, the Company received a total of $271,865 through the sale of 54,342 shares of its common stock, during the same period it issued 300 shares of its common stock for services rendered in connection with its public offering. These services were valued at $1,500. Also during the three- months ended September 30, 2003, the Company incurred out of pocket expenses totaling $10,026 in connection with its public offering. During the period from October 1, 2003 through November 21, 2003, the Company received $392,860 through the issuance of 78,572 shares of its common stock.

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

Canadian Rockport Homes International, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canadian Rockport Homes International, Inc.
Registrant

Date: November 14, 2003

By: \s\ William R. Malone, President
William R. Malone, President and Director

Date: November 14, 2003

By: \s\ Carol Laeser Treasurer
Carol Laeser, Treasurer and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and on the dates indicated

Date: November 14, 2003

By: \s\ Harry Gordon, Secretary
Harry Gordon, Secretary And Director

Date: November 14, 2003

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

Date: November 14, 2003

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

Date: November 14, 2003

/s/ Carol Laeser
- -----------------------------
Carol Laeser
Principal Accounting Officer