Form 10-K
period 2003-12-31
CANADIAN ROCKPORT HOMES INTERNATIONAL INC
filed 2004-06-16
CIK 1136263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

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

At April 29, 2004 the aggregate market value of the issued and outstanding common shares held by non-affiliates of the registrant, as computed based upon the price at which the common equity was sold, was $3,953,848.

The number of shares outstanding of the registrant's common stock as of April 29, 2004 was 15,783,826.

Documents Incorporated by Reference

No (1) annual report to security holders; (2) proxy or information statement; or (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933; are incorporated by reference into any part of this Form 10-K.

I

Canadian Rockport Homes International, Inc.

Table of Contents

Part I
Business	3
Properties	4
Legal Proceedings	6
Submission of Matters to a Vote of Security Holders	6
Part II
Market for Common Equity and Related Stockholder Matters	6
Selected Financial Data	8
Management's Discussion and Analysis of Financial Condition and Operations	9
Quantitative and Qualitative Disclosures About Market Risk	12
Financial Statements and Supplementary Data	13
Changes In and Disagreements With Accountants	35
Controls and Procedures	35
Part III
Directors and Executive Officers of the Registrant	35
Compliance with Section 16(a) of the Exchange Act	37
Executive Compensation	37
Security Ownership of Certain Beneficial Owners and Management	38
Certain Relationships and Related Transactions	40
Principal Accounting Fees and Services	40
Part IV

Exhibits and Reports on Form 8-K	41

Signatures	42

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

Canadian Rockport Homes International, Inc. (the Company), during fiscal year 2001 formed a subsidiary in Chile under the name Rockport Homes Chile Limitada ("RCHL"). The Chilean subsidiary was formed to enable the Company to conduct operations in Chile. In 2003, all of its assets of RCHL were transferred to RT.

During 2002, the Company acquired certain assets of 598546 BC LTD, which included 100% of the outstanding shares of Rockport Trading Limitada, a Chilean corporation, formerly Maderas Doradas Canadienses, S.A. (“RT”). At the time of its acquisition, RT had no operations. During the year, the Company sold all of the assets of RT except for the acquired building and land.

Canadian Rockport Homes International, Inc. currently has three (3) subsidiaries; Canadian Rockport Homes Ltd. (CRH), Rockport Homes Chile Limitada ("RHCL"), and Rockport Trading Limitada (“RT”). CRH is a corporation formed under the laws of British Columbia, Canada and is wholly owned by Canadian Rockport Homes International, Inc. In addition, Canadian Rockport Homes International, Inc. is a 1% owner of RHCL, with the remaining 99% owned by CHR. In 2003, the Company transferred all of its assets in RHCL to RT. It is the Company’s intention for RT to own all assets in Chile, including its manufacturing facility in Lampa, Chile. The Company’s liability on the rental of its former plant located in Quilicura has been extinguished in 2004 through the dissolution of Rockport Homes Chile Limitada.

Canadian Rockport Homes International, Inc., through its subsidiaries, intends to manufacture and sell modular housing in various third-world and developing countries primarily in South America, Asia, Mexico, Africa and Eastern Europe. Currently the Company has an agreement with TWiC to construct a manufacturing facility in Chile in which the Company plans to manufacture modular housing. The Company, through its purchase of R.T., is currently building a plant on its land located in Lampa, Chile. The Company is currently negotiating a joint venture to commence the manufacturing of homes in Mexico. There is no assurance that the joint venture will be consummated or that the venture, if consummated, will be profitable.

Canadian Rockport Homes International, Inc.

Description of Business.

Canadian Rockport Homes International, Inc. is in the development stage with plans to manufacture and construct low cost concrete modular housing in developing nations and third-world countries. The Company’s business is based upon its exclusive ownership of the TWiC technology which has been developed in Canada over the past thirty years by TWiC Housing Corp. Canadian Rockport Homes International, Inc. is in the process of constructing its manufacturing facility in Lampa, Chile where initial operations will commence. It is the Company’s intent to complete the plant by September 2004, barring financial restraints. The estimated cost to complete the plant is $500,000. The Company is in the process of raising the funds necessary to fund the completion of the plant. However, if the amounts raised are deficient, then Management plans to finance the remaining balance needed using the property as collateral against the amount financed. The TWiC technology meets Canadian and U.S. construction standards, using an inexpensive, rapid, and consistent method of construction and application. The construction technology is applicable to low, middle, and high-end housing, as well as single homes, duplexes, row houses, multi-story buildings, hotels, schools and warehouses. However, initial product offerings will focus only on affordable housing and there is no assurance that the Company will create other residential or commercial product lines in the future.

Patents

The TWiC technology bears the United States Patent No. 5,997,792 and was filed on December 7, 1999. At present, the patent is effective and there are no pending challenges. However, United States patents are not recognized in many countries. The Company has filed patent applications in Chile, and China which are still pending.

Operations in Chile

Canadian Rockport Homes International, Inc. intends to conduct initial operations in Chile, through RT. RT is currently constructing a facility on its land located in Lampa, Chile which will house the manufacturing of the TWiC modular units. Canadian Rockport Homes International has also made initial contact with various potential Chilean customers and currently has 16 Chilean employees working on the construction of the plant and two employees working in the Company’s Chilean office. Due to treaties between Canada and Chile, there is "free trade" between the two countries. There is currently no taxation on any profits which are invested in Chile or in RT. There is a 15% flat tax on profits moved from Chile into Canada, but due to a treaty between Canada and Chile, there is no double taxation on any repatriated profits.

Patents and Proprietary Rights

The company is relying heavily upon its use of the TWiC technology successfully to carry out its plan of operations. Thus, the company has purchased TWiC technology which is patented and is taking reasonable steps to protect the technology from being copied by any third party. The U.S. Patent number is 5,997,792 and was filed on December 7, 1999

Employees

The Company currently has five (5) employees working in its Canadian office and 18 employees working in Chile as discussed above. Further, the Company’s President is providing services to the Company and is being paid through his wholly owned Corporation. The Company anticipates needing to recruit, train and manage local staff and other personnel in each third world country into which Canadian Rockport Homes International, Inc. expands, on an as needed basis.

Properties

The Company currently leases office space at 700 West Pender Street, Suites 507, Vancouver, B.C., Canada V6C 1G8. The company, through RT owns 2.5 acres of land located in Lampa, Chile where it is now building its manufacturing plant which will be utilized as offices and plant facilities in its Chilean operations. The plant and adjacent pad on which a gantry sits will utilize 50% of the acreage. Currently additional space in Chile is leased on a

Canadian Rockport Homes International, Inc.

month-to-month basis from which its Chilean operations are currently housed.

Canadian Rockport Homes International, Inc.

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

None during the period ended December 31, 2003.

Market for Common Equity and Related Stockholder Matters

Market Information

The common stock of Canadian Rockport Homes International, Inc. is not currently listed on any securities exchange, or quoted on any quotation service. There is currently no established public market for the common stock of Canadian Rockport Homes International, Inc.

Holders

Canadian Rockport Homes International, Inc. has approximately 15,677,896 shares of common stock outstanding as of December 31, 2003. Canadian Rockport Homes International, Inc. has approximately 2,382 shareholders. Canadian Rockport Homes International, Inc. has outstanding at December 31, 2003 stock options for 2,200,000 shares.

A schedule of options outstanding as of December 31, 2003 is as follows:

Exercise	Options
Price	Outstanding	Terms

$2.00	850,000 (a)	Exercisable 8 months after Company’s common stock
begins publicly trading
$2.00	1,300,000 (b)	Currently exercisable through	October 31, 2005
$5.00	50,000 (c)	Exercisable 8 months after Company’s common stock
begins publicly trading

2,200,000

a)

Of the 850,000 options outstanding, the following officers and related parties hold the following:

William Malone	100,000 options
Ryan Malone	100,000 options
Nelson Riis	100,000 options
Harry Gordon	50,000 options
Carol Laeser	100,000 options

b)

Of the 1,300,000 options outstanding, the following officers and related parties hold the following:

William Malone	200,000 options
Ryan Malone	200,000 options
Nelson Riis	200,000 options
Harry Gordon	100,000 options
Carol Laeser	200,000 options

Canadian Rockport Homes International, Inc.

Dividend Policy

Canadian Rockport Homes International, Inc. has never paid dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. Management anticipates that earnings will be retained to fund the company's working capital needs and expansion of the business.

Securities authorized for issuance under equity compensation plan

Number of securities			Weighted-average	Number of securities remaining
to be	issued upon		exercise price of	available for future issuance
exercise of			outstanding options,	under equity compensation
outstanding		options,	warrants and rights	plans (excluding securities
warrants and rights				reflected in column (a))
	(a)		(b)	(c)

Plan Category

Equity
Compensation plans
approved	by security
holders			-	- -

Equity
Compensation plans
Not approved	by
Security holders			2,200,000	$2.11 -

Recent Sales of Unregistered Securities

During 2002, the company issued 173,738 shares of its common stock through a private offering in exchange for $870,353. In addition, the Company issued 200,000 shares in exchange for certain assets of 598546 BC LTD. The shares of stock were issued in transactions we believe to be exempt from registration under Section 4(2) of the Securities Act,, The recipients of our stock were accredited investors as defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act, and they took their shares for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; and the securities are restricted pursuant to Rule 144.

During 2003, the Company issued 248,978 shares of its common stock through a private offering in exchange for $1,241,748. In addition, during the year, the Company issued 9,462 shares for consulting services valued at $47,310. The shares of stock were issued in transactions we believe to be exempt from registration under Section 4(2) of the Securities Act,, The recipients of our stock were accredited investors as defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act, and they took their shares for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; and the securities are restricted pursuant to Rule 144.

Canadian Rockport Homes International, Inc.

For the period from January 1, 2004 through April 29, 2004, the Company issued 105,355 shares of its common stock through a private offering in exchange for $526,775, issued 1,175 shares for consulting services valued at $5,875, and purchased 600 shares of its common stock from a shareholder for $3,000. The 600 shares were subsequently cancelled. The shares of stock were issued in transactions we believe to be exempt from registration under Section 4(2) of the Securities Act,, The recipients of our stock were accredited investors as defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act, and they took their shares for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; and the securities are restricted pursuant to Rule 144.

Selected Financial Data

Canadian Rockport Homes International, Inc. is a development stage company and has not yet commenced operations in connection with the manufacture and construction of modular concrete housing units in Chile. The company has been involved in preparing for the commencement of operations and the raising of funds for the commencement of operations, including preparation and build-out of a manufacturing facility in Lampa, Chile where initial operations may commence. The provided selected financial data is derived from the consolidated financial statements of Canadian Rockport Homes International, Inc. and its predecessors for the periods shown.

						From Inception
						(March 27, 1997)
						to
			December 31,			December 31,
	2000		2001	2002	2003	2003

Income	-		-	-	- $	-
Operating Expenses	(249,942)		(1,479,268)	(2,042,819)	(3,317,394)	(7,199,856)
Other income (expenses)	57		3,621	(27,686)	(28,917)	(52,925)

Net loss		(249,835)	(1,475,647)	(2,070,505)	(3,346,311)	(7,252,781)

Basic Loss Per Share		$(3.42)	$(.10)	$(0.14)	$(0.11)

Assets
Current Assets
Cash		$524,039	$223,823	$181,331	$143,718
Receivables		-	-	-	5,736
Prepaid Expenses		6,313	500	500	1,792
Property and Equipment - Net		60,635	121,721	509,424	485,371
Construction in Progress		-	486,667	692,479	937,645
Other Assets
Deferred lease expense	-	59,469	11,894	11,894	-
Patent and intellectual properties		-	10,981	10,341	9,758
Deferred offering costs		25,000	-	-	-

Total Assets		$615,987	$903,161	$1,405,969	$1,584,020

Long-Term Debt		-	-	1,970	7,697

Canadian Rockport Homes International, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion does not purport to be complete and should be read in conjunction with the Financial Statements and Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report the words “anticipate,” believe,” “estimate,” “expect” and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

Results of Operations

For the fiscal year ending December 31, 2003 and 2002:

During the fiscal year ending December 31, 2003, the company was still in the construction phase of its plant in Lampa, Chile and has not generated any revenue since its inception. For 2003, the Company incurred a net operating loss of $3,346,311 as compared to its net operating loss in 2002 of $2,070,505. The $1,275,806 net increase in 2003’s net operating loss primarily relates to the charge to operations of the fair value of options granted to employees and consultants and a reduction in general and administrative expenses. The net increase in the amount of compensation relating to the granting of options in 2003 compared to 2002 was $1,949,207 ($2,282,874 in 2003 compared to $333,667 in 2002). The net decrease in general and administrative expense in 2003 as compared to 2002 was $(286,271) ($1,034,520 in 2003 and $1,320,791 in 2002).

The decrease in 2003 general and administrative expenses over 2002 expenses pertains to decreased legal and accounting expenses of $(63,669) ($72,341 in 2003 as compared to $136,010 in 2002), increased advertising of $19,817 ($38,729 in 2003 compared to $18,912 in 2002) decreased rent of $(393,384) ($103,522 in 2003 as compared to $496,906 in 2002), increased travel of $42,359 ($90,114 in 2003 as compared to $47,755 in 2002), an increase in salaries, benefits and other officer compensation of $111,751 ($378,113 in 2003 compared to $266,362), a decrease in consulting fees of $(37,561) ($125,653 in 2003 compared to $163,214 in 2002) During 2003, the Company’s president and another employee began providing services to the Company through their wholly owned corporations. The compensation paid to these corporations totaling $63,794 is included in total 2003 compensation of $378,113. Legal and accounting fees incurred in 2003 relate to normal business activity, whereas in 2002, the Company was involved in filing its registration statement in Canada. Increased salaries and related compensation relates to an increase in number of employees in 2003 as compared to 2002. Of the general and administrative expenses amounting to $1,034,520 incurred in 2003, $233,785 relates to the Company’s Chilean operations and $800,735 was incurred in the Company’s Canadian operations.

The Company incurred interest expense of $29,102 during 2003, the majority of which relates to interest accrued on a $65,657 demand loan borrowed from the two shareholders (See Note 6 to the financial statements).

Canadian Rockport Homes International, Inc.

For the fiscal year ending December 31, 2002 and 2001:

During the fiscal year ending December 31, 2002, the company was still in the construction phase of its plant in Chile and has not generated any revenue since its inception. For 2002, the Company incurred a net operating loss of $2,070,505 as compared to its net operating loss in 2001 of $1,475,647. The $594,858 net increase in 2002’s net operating loss primarily relates to the loss that the Company incurred on the disposal of timber and a truss plant that it received in the acquisition of Rockport Trading Limitada.. On the sale of these assets, the Company received net proceeds of $211,639. The allocation of the purchase price allocated to the assets sold totaled $570,000, thus resulting in a net loss on the disposal of these assets of $358,361. Rockport Trading was acquired through the issuance of 200,000 shares of the Company’s common stock valued at $5.00 per share. In addition to the assets sold and resulting loss, the Company also charged off to operations $30,000 that was allocated to goodwill in the purchase and had increased general and administrative expenses in 2002 over 2001 of $238,856. The increase in 2002 general and administrative expenses over 2001 expenses pertained to increased legal and accounting expenses of $104,884 ($136,010 in 2002 as compared to $31,126 in 2001), and rent $128,347 ($496,906 in 2002 as compared to $368,559). Increased professional fees in 2002 pertain to legal fees incurred in the preparation and filing of the Company’s Canadian registration statement which were charged to operations. Whereas in 2001, the cost to prepare the Company’s United States registration statement was charged to equity as an offset against the proceeds received on the sell of Company’s common stock. Rent increase in 2002 was the result of leasing additional space in Vancouver and the fact that 2002 operations included a full year of rent on the leasing if the Company’s Chilean plant as compared to including only nine-month’s of rent on the plant in 2001. Administrative expenses for 2002 were $1,320,791 as compared to $1,081,985 incurred in 2001. Of the $1,320,791 incurred in 2002, $695,079 relates to the Company’s Chilean operations and $625,712 was incurred in the Company’s Canadian operations. Of the $1,081,985 incurred in 2001, $545,453 relates to the Company’s Chilean operations and $536,532 was incurred in the Company’s Canadian operations.

The Company incurred interest expense of $28,063 during 2002, the majority of which relates to interest accrued on a $54,656 demand loan borrowed from the two shareholders (See Note 6 to the financial statements).

Chilean Operations

During 2003, the Company incurred no rental expense on its Chilean plant as compared to $423,139 incurred in 2002. Rent on an apartment maintained by the Company amounted to $12,528 in 2003 as compared to $12,726 incurred during 2002. Compensation and related expenses incurred during 2003 amounted to $107,069 as compared to $113,536, which was incurred during 2002. During 2003 the Company incurred $10,284 in legal and accounting fees as compared to $20,108 incurred during 2002. Depreciation expense on the Company’s Chilean assets during 2003 amounted to $11,881 as compared to $22,193 incurred during 2002. Travel expenses incurred during 2003 amounted to $11,786 as compared to $26,849 incurred in 2002.

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

Canadian Rockport Homes International, Inc.

Canadian Operations

Salaries, other compensation, and related costs for 2003 amounted to $283,126 as compared to $235,447 during 2002. Included in the $283,126 is $63,794, which was incurred for services rendered to the Company by its president and a former employee through their wholly owned corporations. Consulting fees during 2003 amounted to $65,804 as compared to $51,968 for 2002. Rent expense for 2003 amounted to $79,100 as compared to $51,968 for 2002. Advertising and promotion for 2003 amounted to $35,935 as compared to $18,912 for 2002. Legal and accounting fees charged to operations 2003 amounted to $61,255 as compared to $120,209 for 2002. Depreciation expense for 2003 amounted to $23,881 as compared to $24,967 for 2002. Telephone expense for 2003 amounted to $18,679 as compared to $16,205 for 2002. Office expense for 2003 amounted to $16,651 as compared to $16,356 for 2002.

Salaries and related costs for 2002 amounted to $235,447 as compared to $252,397 during 2001. Consulting fees during 2002 amounted to $51,968 as compared to $62,807 for 2001. Rent expense for 2002 amounted to $51,968 as compared to $40,481 for 2001. The increase in rent in 2002 relates to the Company’s leasing of an additional office space. Advertising and promotion for 2002 amounted to $18,912 as compared to $18,647 for 2001. Legal and accounting fees charged to operations 2002 amounted to $120,209 as compared to $10,817 for 2001. Depreciation expense for 2002 amounted to $17,967 as compared to $10,013 for 2001. Telephone expense for 2002 amounted to $16,205 as compared to $12,078 for 2001. Office expense for 2002 amounted to $16,356 as compared to $19,355 for the same period last year.

Liquidity and Capital Resources

During the fiscal year ending December 31, 2003, the company received proceeds of $1,241,748 through the sale of its common stock, $252 from proceeds on an insurance claim and $1,841 from its President. Of the amount received in 2003, $947,843 was used in operations, $224,653 was used in the construction of the Company’s gantry, display home, and plant, $9,375 was used to purchase furniture and equipment, $105,738 was used in the stock offerings, $1,296 was used as principal reduction in capital lease obligation, and 238 was repaid to the Company’s President. Balance of cash and cash equivalents as of December 31, 2003 was $143,718; which was a decrease in cash of $37,613 for the fiscal year.

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

Canadian Rockport Homes International, Inc.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with its Board of Directors, the Company have identified two accounting policies that it believes are key to an understanding of its financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

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

Canadian Rockport Homes International, Inc.

Canadian Rockport Homes International, Inc.

(A Development Stage Company)

Financial Statements and Supplementary Data

Contents

Page

Independent Auditor's Report	12
Financial Statements
Consolidated Balance Sheets	13 - 14
Consolidated Statements of Operations and Accumulated Deficit	15
Consolidated Statements of Comprehensive Loss	16
Consolidated Statement of Stockholder's Equity	17 - 19
Consolidated Statements of Cash Flows	20 - 21
Notes to Consolidated Financial Statements	22 - 31

Independent Auditors' Report

Board of Directors
Canadian Rockport Homes International, Inc.
Vancouver, British Columbia

We have audited the accompanying consolidated balance sheets of Canadian Rockport Homes International, Inc., (A Development Stage Company) as of December 31, 2002 and 2003, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for the years ended December 31, 2001, 2002, and 2003 and for the period from the Company’s inception (May 27, 1997) through December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Canadian Rockport Homes International, Inc. as of December 31, 2002 and 2003, and the results of its operations, and its cash flows for the years ended December 31, 2001, 2002, and 2003, and for the period from Company’s inception (May 27, 1997) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jonathon P. Reuben, CPA
An Accountancy Corporation
Torrance, California
April 28, 2004
(June 10, 2004 as to Note 3b)

Canadian Rockport Homes International, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2002	2003
	(Restated)
Assets

Current Assets
Cash and cash equivalents	$181,331	$143,718
Employee advance	-	2,317
Loan receivable – related party	-	2,492
Receivable – other	-	927
Prepaid expenses	500	1,792

Total current assets	181,831	151,246

Property and Equipment
Land	400,000	400,000
Trucks	23,773	28,957
Furniture and equipment	160,137	183,887
Property held under capital leases	3,303	12,094
Leasehold improvements	-	1,570

	587,213	626,508
Less accumulated depreciation	(77,789)	(141,137)

	509,424	485,371
Construction in progress	692,479	937,645

Total property and equipment - net	1,201,903	1,423,016

Other Assets
Deferred lease expense	11,894	-
Intangible assets subject to amortization:
Patents	10,341	9,758

Total other assets	22,235	9,758

Total Assets	$1,405,969	$1,584,020

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31
	2002	2003
	(Restated)
Liabilities and Stockholders' Equity

Current Liabilities
Rent payable	$283,985	$290,366
Legal fees payable	94,105	133,412
Trade payables	-	9,102
Payroll taxes payable	3,457	2,645
Loans payable – related party	2,117	-
Loans payable - other	15,612	15,612
Current maturities of obligation under capital leases	653	2,539
Current maturities of long-term debt	80,771	113,450

Total Current Liabilities	480,700	567,126

Long-term debt and obligations under capital leases	1,970	7,697

Total liabilities	482,670	574,823

Stockholders' Equity
Common Stock, $.001 par value, authorized
100,000,000 shares; issued and outstanding
15,418,856 shares as of December 31, 2002, and
15,677,896 shares as of December 31, 2003	15,419	15,678
Additional paid-in capital	4,815,431	8,237,056
Deficit accumulated during the development stage	(3,906,470)	(7,252,781)
Other comprehensive loss	(1,081)	9,244

Total Stockholders' Equity	923,299	1,009,197

Total Liabilities and Stockholders' Equity	$1,405,969	$1,584,020

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.

(A Development Stage Company)

Consolidated Statements of Operations and Accumulated Deficit

				From Inception
		For the Year Ended		March 27, 1997
		December 31		Through
	2001	2002	2003	December 31, 2003

	(Restated)	(Restated)

Income	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	(1,081,935)	(1,320,791)	(1,034,520)	(3,797,621)
Compensation and consulting expense
incurred on option grants	(397,333)	(333,667)	(2,282,874)	(3,013,874)
Loss on disposition of assets	-	(358,361)	-	(358,361)
Loss on impairment of goodwill	-	(30,000)	-	(30,000)

Loss from Operations	(1,479,268)	(2,042,819)	(3,317,394)	(7,199,856)

Other Income (Expenses)
Interest income	3,621	377	185	4,240
Interest expense	-	(28,063)	(29,102)	(57,165)

Net Loss Before Income Taxes	(1,475,647)	(2,070,505)	(3,346,311)	(7,252,781)

Income Taxes	-	-	-	-

Net Loss	$(1,475,647)	$(2,070,505)	$(3,346,311)	$(7,252,781)

Basic and Diluted Loss Per Share	$(0.10)	$(0.14)	$(0.22)

Weighted Average Common
Shares Outstanding	14,703,371	15,227,781	15,539,728

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.

(A Development Stage Company)

Consolidated Statements of Comprehensive (Loss)

				From Inception
		For the Year Ended		March 27, 1997
		December 31,		Through
	2001	2002	2003	December 31, 2003

	(Restated)	(Restated)

Net Income	$(1,475,647)	$(2,070,505)	$(3,346,311)	$(7,252,781)

Other comprehensive income
Foreign currency translation adjustment	1,201	(1,515)	10,325	9,244

Net comprehensive loss	$(1,474,446)	$(2,072,020)	$(3,335,986)	$(7,243,537)

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders' Equity (Deficit)
From The Company's Inception (March 27, 1997) Through December 31, 2003
						Deficit		Equity
						Accumulated		Adjustment
					Additional	During	Stock	Foreign
	Unit	Transaction	Common Stock		Paid-In	Development	Subscription	Currency
	Price	Date	Shares	Amount	Capital	Stage	Receivable	Translation

Shares issued on organizing company	0.00	03/27/97	5,816,675	5,817	(4,817)	(1,050)	-	-
Adjustments to give effect to recapitalization
on February 15, 2001			1,135,186	1,135	(1,135)	-
Net Loss from the company's inception
(March 27, 1997) through December 31, 1997			-	-	-	-	-	-

Balance - December 31, 1997			6,951,861	$6,952	(5,952)	$(1,050)	-	-

Net loss for the year ended December 31, 1998			-	-		(96,259)	-	773

Balance - December 31, 1998			6,951,861	$6,952	(5,952)	(97,309)	-	773

Shares issued for cash	$21.49	06/30/99	791	1	16,999	-	-	-
Shares issued for cash	$0.09	06/30/99	791,000	791	72,409	-	65,000	-
Net loss for year ended December 31, 1999			-	-	-	(13,174)	-	(1,483)

Balance - December 31, 1999			7,743,652	7,744	83,456	(110,483)	65000	(710)

Shares issued in cancellation of indebtedness	$0.01	02/10/00	847,500	848	6,153	-	-	-
Shares issued for service	$0.01	02/10/00	113,000	113	887	-	-	-
(at estimated value of services rendered)
Shares issued for cash	$0.16	02/14/00	339,000	339	53,898	-	-	-
Shares issued for cash	$0.16	02/14/00	339,000	339	53,898	-	-	-
Shares issued in cancellation of indebtedness	$0.06	02/15/00	56,500	57	3,444	-	-	-
Shares issued for cash	$0.16	03/02/00	282,500	283	44,916	-	-	-
Shares issued for cash	$0.26	03/03/00	141,250	141	36,017	-	-	-
Shares issued in cancellation of indebtedness	$0.07	03/08/00	56,500	57	3,844	-	-	-
Shares issued in cancellation of indebtedness	$0.53	03/08/00	56,500	57	29,944	-	-	-
Shares issued for services	$0.09	03/08/00	113,000	113	9,887	-	-	-
(at estimated value of services rendered)
Shares issued for cash	$0.16	03/28/00	113,000	113	17,966	-	-	-
Shares returned to company and cancelled	$31.61	04/13/00	(791)	(1)	(24,999)	-	-	-
Cash received on subscription		09/26/00	-	-	-	-	(10,000)	-
Shares issued for cash	$0.20	10/05/00	226,000	226	44,972	-	-	-
Shares issued for cash	$0.32	10/05/00	141,250	141	45,057	-	-	-
Shares issued in cancellation of indebtedness	$1.06	10/25/00	28,250	28	29,972	-	-	-
Shares issued for services	$0.09	10/25/00	28,250	28	2,472	-	-	-
(at estimated value of services rendered)
Shares issued for cash	$0.32	10/27/00	226,00	226	72,090	-	-	-
Shares issued for cash	$0.16	10/30/00	197,750	198	31,440	-	-	-
Cash received on subscription			-	-	-		(20,000)
Shares issued for cash	$0.32	10/31/00	56,500	57	18,023	-	-	-
Shares issued for cash	$0.32	10/31/00	56,500	57	18,023	-	-	-
Shares issued for cash	$0.32	11/01/00	16,950	17	5,407	-	-	-
Shares issued for cash	$0.32	11/02/00	28,250	28	9,012	-	-	-
Shares issued for cash	$0.32	11/02/00	28,250	28	9,012	-	-	-
Shares issued for cash	$0.32	11/02/00	113,000	113	36,045	-	-	-
Shares issued for cash	$0.32	11/06/00	113,000	113	36,045	-	-	-

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders' Equity (Deficit)
From The Company's Inception (March 27, 1997) Through December 31, 2003
(continuation)
						Deficit		Equity
						Accumulated		Adjustment
					Additional	During	Stock	Foreign
	Unit	Transaction	Common Stock		Paid-In	Development	Subscription	Currency
	Price	Date	Shares	Amount	Capital	Stage	Receivable	Translation

Shares issued for cash	0.16	11/09/00	113,000	113	17,966	-	-	-
Shares issued for cash	0.32	11/10/00	56,500	57	18,023	-	-	-
Shares issued for cash	0.32	11/14/00	113,000	113	36,045	-	-	-
Cash received on subscription		11/21/00	-	-	-	-	(20,000)	-
Shares issued for cash	0.32	11/24/00	56,500	57	18,023	-	-	-
Shares issued for cash	0.48	11/30/00	94,129	94	45,104	-	-	-
Shares issued for services	0.53	11/30/00	18,871	19	9,981	-	-	-
(at estimated value of services rendered)
Shares issued for cash	0.25	12/06/00	522,625	523	129,647	-	-	-
Cash received on subscription		12/24/00	-	-	-	-	(15,000)	-
Net loss for the year ended December 31, 2000			-	-	-	(249,835)	-	(57)

Balance - December 31, 2000			12,435,186	$12,435	951,665	$(360,318)	-	(767)

Shares issued for cash	$40.00	01/02/01	150	-	6,000
Shares issued to TWiC Housing Corporation
as partial consideration for manufacturing
costs of molds and other plant equipment	$2.00	01/10/01	100,000	100	199,900	-	-	-
Shares issued to TWiC Housing Corporation
in consideration for patents and other
intellectual properties	$0.01	02/15/01	2,000,000	2,000	8,057	-	-	-
Shares issued for cash through private
placement offering	$2.00		427,513	428	854,598	-	-	-
Shares issued for cash through private
placement offering	$3.00		1,000	1	2,999	-	-	-
Shares issued for cash through private
placement offering	$5.00		86,269	86	431,259	-	-	-
Cost incurred in offerings			-	-	(219,164)	-	-	-
Compensation expense from stock option grants					397,333
Net loss for the year ended December 31, 2001
- Restated			-	-	-	(1,475,647)	-	1,201

Balance - December 31, 2001			15,050,118	$15,050	2,632,647	$(1,835,965)	-	434

Shares issued for cash through private
placement offering	$5.00		173,738	174	870,179	-	-	-
Shares returned to treasury and cancelled	$2.00		(5,000)	(5)	(9,995)	-	-	-
Shares issued in purchase of 598546 B.C., Ltd.	$5.00		200,000	200	999,800	-	-	-
Cost incurred in offerings			-	-	(10,867)	-	-	-
Compensation expense from stock option grants					333,667
Net loss for the year ended December 31, 2002
- Restated			-	-	-	(2,070,505)	-	(1,515)

Balance - December 31, 2002			15,418,856	15,419	4,815,431	(3,906,470)	-	(1,081)

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders' Equity (Deficit)
From The Company's Inception (March 27, 1997) Through December 31, 2003
(continuation)
						Deficit		Equity
						Accumulated		Adjustment
					Additional	During	Stock	Foreign
	Unit	Transaction	Common Stock		Paid-In	Development	Subscription	Currency
	Price	Date	Shares	Amount	Capital	Stage	Receivable	Translation

Shares issued for cash through private
placement offering	5.00		248,978	249	1,241,499	-	-	-
Shares issued for marketing services	5.00		600	1	2,999
(at estimated value of services rendered)
Shares issued for services rendered in connection
with the Company’s private placement offering	5.00		9,462	9	(9)	-	-	-
(at estimated value of services rendered)
Cost incurred in offerings			-	-	(105,738)	-	-	-
Compensation expense from stock option grants					2,282,874
Net loss for the year ended December 31, 2003			-	-	-	(3,346,311)	-	10,325

Balance - December 31, 2003			15,677,896	$15,678	$8,237,056	$ (7,252,781)	$ -	$9,244

The accompanying notes are an integral part of the financial statements.

Canadian Rockport Homes International, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

				From Inception
		For the Year Ended		March 27, 1997
		December 31,		Through
	2001	2002	2003	December 31, 2003

	(Restated)	(Restated)

Cash Flows from Operating Activities
Net Loss	$(1,475,647)	$(2,070,505)	$(3,346,311)	$(7,252,781)
Adjustments to reconcile net loss to net cash
used in operating activities:
Issuance of common stock for services	-	-	3,000	16,500
Issuance of common stock in company's organization				1,000
Compensation recognized on stock option grants	397,333	333,667	2,282,874	3,013,874
Loss on disposition of assets	-	358,361	388	358,749
Loss on impairment of goodwill	-	30,000	-	30,000
Accrued interest	-	27,242	27,918	55,160
Depreciation and amortization	29,887	40,804	50,336	132,507
(Increase) Decrease in Assets
(Increase) decrease in prepaid expenses	(53,656)	47,574	10,687	(1,800)
(Increase) in other assets			(3,091)	(3,091)
Increase (Decrease in Liabilities
Increase in trade and other payables	51,114	291,848	26,356	374,279

Net cash used in operating activities	(1,050,969)	(941,009)	(947,843)	(3,275,603)

Cash Flows from Investing Activities
Net proceeds on sale of timber and truss plant	-	211,639	-	211,639
Insurance proceeds on equipment theft			252	252
Acquisition of equipment and other property	(380,600)	(230,213)	(234,028)	(917,238)

Net cash used in investing activities	(380,600)	(18,574)	(233,776)	(705,347)

Cash Flows from Financing Activities
Gross proceeds from private offerings	1,295,371	870,353	1,241,748	4,307,672
Costs incurred in stock offerings	(160,569)	(10,867)	(105,738)	(302,174)
Officer advances	-	103,826	1,841	129,810
Proceeds from loans	-	70,268	-	144,668
Repayments on officer loans	(6,686)	(102,825)	(238)	(127,382)
Principal reduction on obligation under capital leases	-	(420)	(1,296)	(1,716)
Purchase of treasury stock	-	(10,000)	-	(35,000)

Net cash provided by financing activities	1,128,116	920,335	1,136,317	4,115,878

Effect of exchange rates on cash	3,237	(3,244)	7,689	8,790

Net Increase (Decrease) in Cash and
Cash Equivalents	(300,216)	(42,492)	(37,613)	143,718

Beginning Balance - Cash and Cash Equivalents	524,039	223,823	181,331	-

Ending Balance - Cash and Cash Equivalents	$223,823	$181,331	$143,718	$143,718

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

During 2003, the Company issued 9,462 shares of its common stock for services rendered in connection with its private offerings. The services were valued at $47,310, the estimated value of the shares issued.

During 2003, the Company acquired computer equipment through capitalized leases. The price of the leased equipment amounted to $8,003.

Cash Paid For:

						From Inception
			For the Year Ended			March 27, 1997
			December 31			Through
		2001		2002	2003	December 31, 2003

Interest Expense	$		- $	821	$1,184	$2,005

Income Taxes	$		- $	-	$-	$-

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

In 2002, the Company acquired certain assets of 598546 BC Ltd., which included 100% of the outstanding shares of Rockport Trading Limitada, a Chilean corporation, formerly Maderas Doradas Canadienses, S.A. (“RT”). At the time of its acquisition, RT had no operations. During the year, the Company sold all of the assets of RT except for the acquired building and land. (See Note 3).

The Company maintains all of its cash deposits at two banks, one in Canada and one in Chile. The Company’s bank accounts are not insured.

Note 2 – Summary of Significant Accounting Policies

a.	Principles of consolidation
The accompanying consolidated financial statements include the accounts and transactions of Canadian Rockport Homes International, Inc. and its wholly owned subsidiaries, Canadian Rockport Homes, Ltd. Rockport Homes Chile Limitada and Rockport Trading, Limitada Intercompany transactions and balances have been eliminated in consolidation.

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
The cost of property and equipment is depreciated over the estimated useful lives of the related assets that range from 3 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and for income tax reporting purposes. Depreciation expense for 2001, 2002, and 2003 was $29,397, $40,160, and $49,667 respectively.

~~d~~. Intangible assets

Patents received from TWiC are being amortized over their respective remaining lives ranging from 11 to18 years. Amortization expense for 2001, 2002 and 2003 was $490, $644, and $669, respectively. Intangible assets consist of the following:

December 31, 2001
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)
Patents	$11,471	$490	$10,981	18

December 31, 2002
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)
Patents	$11,474	$1,133	$10,341	17

December 31, 2003
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)
Patents	$11,568	$1,810	$9,758	17

Estimated amortization expense for each of the next five years ended December 31, is as follows:

2004	$669
2005	669
2006	669
2007	669
2008	669

Total	$3,345

e.	Net Loss Per Share
The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“EPS”) that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of basic and anti-diluted EPS. For 2001, 2002, and 2003, common stock equivalents are anti-dilutive and, accordingly, basic and diluted earnings per share are the same amount.

f.	Issuances Involving Non-cash Consideration
All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable. Issuance of options to purchase common stock have been valued using Black-Scholles. The majority of the non-cash consideration received pertains to services rendered by consultants and others.

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
Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheets as of December 31, 2002 and December 31, 2003. The Company considers the carrying value of such amounts in the consolidated financial statements to approximate their face value.

k.	Reclassification Certain amounts in December 31, 2002 have been reclassified to conform to the December 31, 2003’s presentation. Such reclassification had no effect on net loss as previously reported.

l. New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements). Interpretation 46 addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in ARB-51 does not apply. The Interpretation changes the criteria by which one company includes another entity in its consolidated financial statements. The general requirement to consolidate under ARB-51 is based on the presumption that an enterprise's financial statements should include all of the entities in which it has a controlling financial interest (i.e., majority voting interest). Interpretation 46 requires a variable interest entity to be consolidated by a company that does not have a majority voting interest, but nevertheless, is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. In December 2003 the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106,"Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

Note 3 – Related Party Transactions

a.

On February 5, 2001, the Company acquired all of the intellectual properties owned by TWiC Housing Corporation relating to the TWiC system for the construction of houses. Included in the assets acquired were the patents pertaining to the TWiC System. In exchange for the assets acquired, the Company issued 2,000,000 shares of its common stock. Under the terms of the purchase agreement, the shares issued have restricted covenants as to when the shares are free to sell or transfer. TWiC’s is wholly owned by Harry Gordon, a shareholder and director of the Company. The Company valued the assets purchased at their estimated historical cost of $10,057. The Company is amortizing the purchase price over 18 years, the remaining life of the related patents.

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

b.

On January 10, 2001, the Company entered into an agreement with TWiC for the manufacturing of 32 molds and the supply of the services required to construct the Company’s Chilean plant. For these molds and services, the Company agreed to pay $1,600,000 consisting of $1,400,000 cash, and 100,000 shares of common stock valued at $2.00 per share. Under the terms of the agreement the Company is to make a $300,000 down payment and pay the remainder of the balance due in progressive draws. During the year ended December 31, 2001 , the Company paid $285,000 and issued the 100,000 shares of its common stock. The $485,000 has been included in construction in progress. No payments were made in 2002. Total amounts paid towards this agreement in 2003 were $10,315.

On June 9, 2004, this agreement was concluded and the Company and TWiC each released each other from any further obligations that they had under it.

c.

The Company and its President have made advances and repayments to each other. These advances are non-interest bearing and due upon demand. The balance due the President by the Company as of December 31, 2002 was $2,117. The balance due the Company by its President as of December 31, 2003 was $2,492.

d. Acquisition of Rockport Trading Limitada

In June 2002, the Company consummated its acquisition of certain assets of 598546 B.C. Ltd in exchange for 200,000 shares of its common stock. The price allocated to the assets acquired was based upon the market value of the shares issued of $5.00 per share. The assets acquired and their respective allocated values are as follows:

Land	$400,000
Land & building	120,000
Timber	450,000
Goodwill	30,000

$1,000,000

The timber was sold during the second quarter of 2002 for $131,329, net selling expenses resulting in a loss from the sale of $318,671. The land and building were sold during the third quarter of 2002 for $80,310, net of selling expenses resulting in a loss of $39,690.

The Company deemed the goodwill acquired to be impaired and charged the full amount to operations during the fourth quarter of 2002,

598546 B.C. Ltd. is owned by a shareholder of the Company.

Note 4 - Income Taxes

The Company is in the development stage and incurred net operating losses, therefore no provisions for income taxes have been established. As of December 31, 2003, the Company’s net operating losses totaled $7,252,781, which expire in various years through 2023.

An allowance has been provided that reduced the tax benefits accrued by the Company for these operating losses to zero as it cannot be determined when, or if, the tax benefits derived from these losses will materialize.

Note 5 - Issuances of Common Stock

During the year ended December 31, 2002, the Company issued 173,738 shares of its common stock through a private offering in exchange for $870,353. In addition, the Company issued 200,000 shares of its common stock in exchange for certain assets of 598546 BC LTD (see Note 6) During the year ended December 31, 2003, the Company issued 248,978 shares of its common stock through a private offering in exchange for $1,241,748. In addition, the Company issued 9,462 shares of common stock to various consultants relating to the Company’s private offering, The services were valued at $47,310, the estimated value of the shares issued for the services rendered, and were charged against the offering proceeds received. In addition, in 2003, the Company issued 600 shares to a consultant for marketing services. The services were valued at $3,000, the estimated value of the shares issued for the services rendered.

Note 6 - Payable to Shareholders

In April 2002, two shareholders advanced $65,657, to the Company evidenced by two promissory notes that are assessed interest at an annual rate of 8%. The notes are due on demand. Under the terms of the notes, the Company is also required to issue 5,000 shares of its common stock to each lender at the time of repayment. The Company is imputing interest on the shares to be issued at a price of $5.00 per share. The imputed interest is being charged to operations ratably over a one-year period, which Management believes to be the length of time that the loans will be outstanding. Interest charged to operations for 2002 and 2003 was $27,242 and $14,353.

Note 7 - Leases

The Company is a lessee of computer equipment under capital leases expiring through August 28, 2007. The equipment and respective liabilities under these leases have been recorded at the fair value of the equipment and are being amortized over the estimated useful life of the equipment. Amortization of equipment under the capital leases is included in depreciation expense.

Following is a summary of the property held under the capital lease:

	2002	2003

Computer equipment	$3,033	$12,094
Less: accumulated amortization	(505)	(2,404)

	$2,528	$9,690

Minimum future lease payments under the capital lease over its remaining life is as follows:

2004	$4,545
2005	4,545
2006	3,440
2007	2,053

14,583
Less imputed interest	(4,347)

Present value of net
minimum lease payments	$10,236

On March 7, 2001, the Company entered into an agreement for the lease of certain real property in Chile where the Company plans to build its plant. The lease is for twenty-four months commencing April 7, 2001. The monthly rent is $31,297. At the maturity of the lease, the Company has the option to acquire the property for $4,580,000. The Company paid $95,151 in commission and legal fees pertaining to the lease that have been capitalized and are being amortized over life of the lease. The balance due on this lease as of December 31, 2003 amounts to $283,985. The Company has not made any payments towards this obligation since April 2002 and is in default under the terms of the lease agreement.

In addition, the Company leases its Vancouver, B.C. office on a long-term lease expiring on December 31, 2006.

Future minimum lease commitments pertaining to this lease expire as follows:

December 31, 2004	$32,680
December 31, 2005	32,680
December 31, 2006	32,680

Total future minimum
lease payments	$98,040

Note 8 - Investment in Unconsolidated Joint Venture

On August 20, 2003, the Company entered into an agreement with Urrutia Conus & Asociados (“SerCon”) to form a joint venture under the name of Inmoboiliaria y Construcciones Ser-Con Rockport (“ICSR”). Each party has a 50% ownership interest in the joint venture. The joint venture was formed for the purpose of building and selling houses using the technology of the Company. Under the agreement SerCon is responsible for the construction of each property’s foundation, patio, carport, utility hook-up, and fences. The Company is responsible for the manufacturing of the dwellings.

For 2003, the Company incurred a net loss in the joint venture equal to its total investment amounting to $6,288. The Company terminated the joint venture in 2003.

Note 9 - Stock Options

In 2001, the Company granted to certain employees, directors and consultants, options to acquire 1,150, 000 shares of the Company’s common stock at a price of $2.00 per share of which 150,000 options were forfeited during the year, The options are exercisable eight months after the commencement of the Company’s stock trading publicly for a period of two years.. In the event that the eight-month period ends after January 1, 2003, the expiration date of the options extend to the first business day after the eight-month period expires.. As of December 31, 2003, the Company’s common stock has yet to commence trading.

In 2003, the Company granted to certain employees, directors, and consultants, options to acquire 1,300,000 shares of the Company’s common stock at a price of $2.00 per share. The options are exercisable through October 31, 2005; however, if the Company commences a second public offering, the options are not exercisable during the period from 60 days before the commencement of the pubic offering through 60 days after the commencement of the public offering. In 2003, 150,000 options were forfeited.

Also in 2003, the Company granted an option to an employee to purchase 50,000 shares of its common stock at a price of $5.00 per share. The options are exercisable eight months after the Company begins trading its shares publicly and must be exercised within two years once vested.

In 2003, the Company adopted the fair value method of accounting for its stock based compensation pursuant to FASB Statement 123. Prior to the adoption of FASB 123, the Company used the intrinsic value method under APB Opinion 25.

In the change from APB 25 to FASB 123, the Company restated its losses from operations in 2001 and 2002 to reflect the application of FASB 123. A reconciliation of the restated net loss and basic loss per share for 2001 and 2002 is as follows:

	2001	2002

Net loss as originally reported	$(1,078,314)	$(1,736,838)
Compensation on stock option grants,
net of related tax effects	(397,333)	(333,667)

Net loss as restated	$(1,475,647)	$(2,070,505)

Basic loss per share as originally reported	$(.07)	$(.11)
Compensation on stock option gains	(.03)	(.03)

Basic loss per share - as restated	$(.10)	$(.14)

The following is a summary of the outstanding options:

		Weighted Average
	Number of Shares	Exercise Price

Outstanding – December 31, 2001	1,000,000	$2.00
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding – December 31, 2002	1,000,000	2.00
Granted	1,350,000	2.11
Exercised	-	-
Forfeited	150,000)	(2.00)

Outstanding – December 31, 2003	2,2,000	$2.11

Average fair value for options granted
February 2001	$.42

(Exercise price $2.00 per share)

Average fair value for options granted
November 2001	$3.11

(Exercise price $5.00 per share)

Average fair value for options granted
October 2003	$3.09

(Exercise price $2.00 per share)

Average fair value for options granted
December 2003	$1.16

(Exercise price $5.00 per share)

The following is a summary of the status of fixed options outstanding at December 31, 2003:

	Outstanding Options			Exercisable Options

			Weighted			Weighted
			Average			Average
Exercise			Exercise	Exercise		Exercise
Price		Number	Price	Price	Number	Price

$2 - $	5	2,200,000	$2.11	$2	1,100,000	$2

The assumptions used in determining the fair value of options granted are as follows:

	2001	2003

Weighted average risk-free interest rate	3.75%	1.5%
Weighted average expected life	1.2 years	2.75 years
Expected volatility	30%	30%
Expected dividends	0	0

Note 10. Segment Reporting

Currently, the Company has only one principal reportable segment, its Chilean operation, which is still in the construction phase. The Company’s corporate offices are located in Vancouver, B.C. A schedule reflecting the application of costs and expenses for the years ended December 31, 2001, 2002 and 2003 on a geographical basis for the two facilities is as follows:

2001

	Chilean operations	$(630,430)
	Corporate offices	(845,217)

	Net operating loss	$(1,475,647)

2002

	Chilean operations	$(1,398,645)
	Corporate offices	(671,860)

	Net operating loss	$(2,070,505)

2003

	Chilean operations	$ (233,785)
	Corporate offices	(3,112,526)

	Net operating loss	$(3,346,311)

Company assets at December 31, 2002 and 2003 are located as follows:

2002
	Chilean operations	$1,134,663
	Corporate offices	271,306

	Total assets	$1,405,969

2003
	Chilean operations	$1,390,245

	Corporate offices	193,775

	Total assets	$1,584,020

Note 11 – Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception (March 27, 1997). In addition, the Company has used substantial amounts of working capital in its operations. Further, at December 31, 2003, current liabilities exceed current assets by approximately $416,000 and the deficit accumulated during the development stage amounted to approximately $7,250,000.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations. Management continues to raise funds through private offerings and is still seeking manufacturing contracts. Management believes that these sources of funds and current liquid assets will allow the Company to continue as a going concern. However, no assurances can be made that current or anticipated sources of funds will enable the Company to finance future periods’ operations.

Note 12 – Subsequent Events

For the period from January 1, 2004 through April 29, 2004, the Company issued 105,355 shares of its common stock through a private offering in exchange for $526,775, issued 1,175 shares for consulting services valued at $5,875, and purchased 600 shares of its common stock from a shareholder for $3,000. The 600 shares were subsequently cancelled.

On April 27, 2004, the Company acknowledged indebtedness to a consultant in the amount of $57,700. This obligation is payable to the consultant either from the Company’s first commercial financing or upon the commencement of production. On June 9, 2004, the construction agreement with TWiC was concluded and the Company and TWiC each released each other from any further obligations the construction agreement. In the original agreement, the Company was obligated to pay TWiC a total of $1,600,000 of which $200,000 was paid thorugh the issuance of 100,000 shares of the Company’s common stock and the remaining balance of $1,400,000 to be paid in cash. Through June 10, 2004, the Company paid in cash a total of approximately $319,000, and is released from paying any further amounts under the contract.

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

Directors and Executive Officers of the Registrant

Canadian Rockport Homes International, Inc. directors and principal executive officers are as follows:

Name	Age	Position

Nelson Riis	62	Director
Dr. William R. Malone	63	President ,CEO, Chairman of the Board of Directors
Harry Gordon	77	Secretary and Director
Carol Laeser	45	CFO and Director

Canadian Rockport Homes Ltd. directors, principal executive officers and key employees are:

Name	Age	Position

Dr. William R. Malone	63	President, CEO, and Director
Nelson Riis	62	Vice President of investor and
		government relations, Director
Kenneth Olson	42	Vice-President of Manufacturing
Harry Gordon	77	Secretary, Treasurer, Vice President of Engineering
		and Design, and Director
Donald Belsby	64	Director
Bernard G. Smith	55	Director
Ryan Malone	32	Director

Rockport Homes Chile Limitada directors and principal officers are, as follows:

Name	Age	Position

Dr. William R. Malone	63	President, Secretary, Treasurer and Director

Rockport Trading Limitada directors and principal officers are, as follows:

Dr. William R. Malone	63	President, Secretary, Treasurer and Director

Canadian Rockport Homes International, Inc.

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

Ms. Laeser spent four years at the University of British Columbia where she took business and accounting courses. Ms. Laeser has more than fourteen years of business experience working with accounting firms as well as running her accounting business. Her responsibilities included budget preparations, minimizing taxes, supervising accounting systems, creating monthly financial statements and being part of a strategic goal setting team. Ms. Laeser present duties are CFO. She is also developing Rockport’s own Web service that will connect the various plants to the Corporate Headquarters in Vancouver. This system will also assist in our quality control and security requirements.

Mr. R. Malone has many years’ hands on supervisory experience in the communication/construction business in overseas and North America projects. Present duties include execution of all Sales contracts including arranging schedules for production, construction, delivery of housing, Recruitment, as well as management of all project management staff.

Ken Olsen, B.Sc. (Eng), MBA, is a member of the CRH Board of Directors and CRH's Vice-President, Manufacturing. Mr. Olsen holds a degree in Mechanical Engineering and an Masters of Business Administration from the University of Saskatchewan. Mr. Olsen has sixteen (16) years of progressive professional experience with both small and large manufacturing companies including ten (10) years with Nortel Networks. Mr. Olsen has developed particular expertise in the areas of Operations Management, Supply Chain Management, Quality Management, People Leadership, and New Product Introduction. Mr. Olsen is a member of Mensa Canada.

The board of directors has determined that for the purpose of and pursuant to the instructions of item 401(e) of regulation S-K titled Audit Committee Financial Expert, Carol Laeser possesses the attributes of an Audit committee financial expert. Carol Laeser is a board member. Carol Laeser is not independent as defined by item 401(e)(ii) of regulation S-K. She receives compensation for services as the CFO of the company.

Canadian Rockport Homes International, Inc.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2003 were filed.

Code of Ethics

The board of directors has adopted a code of ethics that applies to its senior officers such as the principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. This code of ethics is included as an exhibit to this annual report

Executive Compensation

								Securities		All
Name and						Other	Restricted	Underlying		Other
Principal						Annual	Stock	Options	LTIP	Comp-
Position	Year		Salary		Bonus	Compensation	Awards	SARS(#)	Payouts	sation

William	2003		$32,000	$ --		$39,100(1)	$ -- 200,000(3)		$ --	$ --
Malone, CEO	2002		$60,000	$ --		$ --	$ -- --		$ --	$ --
Director	2001		$60,000	$ --		$ --	$ -- 100,000(2)		$ --	$ --

Nelson Riis	2003		$46,800	$ --		$24,700(1)	$ -- 200,000(3)		$ --	$ --
Director	2002		$60,000	$ --		$ --	$ -- --		$ --	$ --
	2001		$60,000	$ --		$ --	$ -- 100,000(2)		$ --	$ --

Carol Laeser	2003		$50,800	$ --		$ --	$ -- 200,000(3)		$ --	$ --
CFO,	2002		$38,500	$ --		$ --	$ -- --		$ --	$ --
Director	2001		$39,000	$ --		$ --	$ -- 100,000(2)		$ --	$ --

Harry Gordon	2003	$ --		$ --		$ --	$ -- 100,000(3)		$ --	$ --
Director	2002	$ --		$ --		$ --	$ -- --		$ --	$ --
	2001	$ --		$ --		$ --	$ -- 50,000(2)		$ --	$ --

Ryon Malone	2003		$50,800	$ --		$ --	$ -- 200,000(3)		$ --	$ --
Director	2002		$38,500	$ --		$ --	$ -- --		$ --	$ --
Of CRHZL	2001		$39,000	$ --		$ --	$ -- 100,000(2)		$ --	$ --

Kenneth Olson	2003		$3,300	$ --		$ --	$ -- 50,000 (4)		$ --	$ --
VP Marketing	2002	$ --		$ --		$ --	$ -- --		$ --	$ --
and Director	2001	$ --		$ --		$ --	$ -- --		$ --	$ --
Of CRHL

All amounts reflected above are in United States currency.
1) Amounts paid to the respective executive’s wholly owned corporation for services rendered by them through the corporation.
2) Options to acquire 100,000 shares of common stock at $2.00 per share exercisable eights months after Canadian Rockport Homes International’s common stock is trading publicly.
3) Options to acquire 200,000 shares of common stock at $2.00 per share currently exercisable through October 31, 2005.
4) Options to acquire 50,000 shares of common stock at $										5.00 per share exercisable eights months
after Canadian Rockport Homes International’s common stock is trading publicly.

Canadian Rockport Homes International, Inc.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the beneficial ownership of our common stock as of December 31, 2003, by each person or entity known to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, each of the directors and named executive officers of CRH, each of the directors and executive officers of RHCL, and our subsidiary CRH's directors and named executive officers and all directors and executive officers of our company as a group.

Security Ownership of Certain Beneficial Owners

	Name and Address	Amount and Nature	Percentage
Title of Class	of Beneficial Owner	of Beneficial Ownership	of Class

Common Stock	TWiC Housing Corp.	2,100,000	12
	#309-7600 Moffat, Richmond,
	B.C. Canada, V6Y 3Y1
Common Stock	Ray and Terry Villigas	900,611	5
	7601 Pecos Drive
	Sloughouse, California 95683
	U.S.A.
Common Stock	Nelson Riis	1,898,248	11
	700 West Pender, Suite 507
	Vancouver, BC V6C 1G8

Common Stock	Ryan Malone	1,841,329	10
	201-2182 W. 2nd Avenue
	Vancouver, B.C. Canada
	V6K 1H6
Common Stock	Donald Belsby	840,570	5
	2902 Belsby Road
	Cheney, WA 99004
	U.S.A.

Common Stock	Bernard Smith	1,841,209	10
	Box 45
	Caslan, Alberta
	Canada, TOA ORO
Notes:
a)	The above percentage s assumes	2,200,000 stock	options have	been	exercised as of December 31, 2003
b)	Harry Gordon and			his family, through their ownership in Hamor Investments Ltd., have	a 33 1/3% ownership interest in
	TWiC Housing Corp.				Thus Mr. Gordon and his family own an approximate 33 1/3% interest in the 2,100,000 shares of
CRHI's Common Stock.

Canadian Rockport Homes International, Inc.

Security Ownership by Management of the Company, CRH and RHCL.

	Name and Address	Amount and Nature	Percentage
Title of Class	of Beneficial Owner	of Beneficial Ownership	of Class

Common Stock	William Malone	300,000 options
Common Stock	Nelson Riis	1,898,248	11
	#11-1555 Summit Drive,	300,000 options
	Kamloops, B.C. Canada
	V2E 1E9

Common Stock	Ryon Malone	1,841,329	10
	201-2182 West 2nd Avenue	300,000 options
	Vancouver, B.C.
	Canada, V6K 1H6
Common Stock	Bernard Smith	1,841,209	10
	Box 45
	Caslan, Alberta
	Canada, TOA ORO

Common Stock	Harry Gordon	150,000 options
	#309-7600 Moffat
	Richmond, B.C. Canada
	V6Y 3Y1
Common Stock	Donald P. Belsby	870,570	5
	2902 Belsby Road
	Cheny, Washington 99004
	U.S.A.
Common Stock	Directors and Officers	6,451,356	36
	(As A Group)	(Not Including Options)

Notes:
a)	Percentage of Class assumes all 2,200,000 stock options have been exercised.
b)	Mr. Riis' wife owns an additional 60,040 shares of the company's common stock.
c)	Mr. Belby's immediate family member Anne Belsby owns an additional 4,503 shares.

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

c.

The Company’s President has advanced funds to the corporation. These advances are non-interest bearing and due upon demand. The balances due the President as of December 31, 2002, and 2003, were $2,117 and $2492, respectively.

Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and for services provided by the accountant in connection with statutory and regulatory filings or engagements for the last two fiscal years were: $11,685 for Fiscal Year 2002 and $22,719 for Fiscal Year 2003.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements are $19,336 for fiscal year 2002 and $21,185 for fiscal year 2003.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $1,530 for fiscal year 2002 and $3,055 for fiscal year 2003..

All Other Fees

No other services were provided, nor aggregate fees billed, other then such services or fees which have been previously disclosed herein.

The registrant’s Audit Committee, or officers performing such functions of the Audit Committee, has approved the principal account’s performance of services for the audit of the registrant’s annual financial statements; and review of financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending December 31, 2003. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

The percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work preformed by persons other than the principal accountant’s full-time, permanent employees was less than 50 percent.

Canadian Rockport Homes International, Inc.

Exhibits and Reports on Form 8-K

(a)

The following are filed as exhibits with this report:

14.1	Ethics Plan
31.1	Certification of Principal Executive Officer pursuant to Section 302
31.2	Certification of Principal Accounting Officer pursuant to Section 302
32.1	Certification of Principal Executive Officer pursuant to Section 1350
32.2	Certification of Principal Accounting Officer pursuant to Section 1350

(b)

The following documents are incorporated by reference, as noted in each description, to this report:

Number	Description

3 (a)	Articles of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant's Registration
Statement on Form S-1 (Number 333-62786) as amended, filed October 30, 2001), and incorporated herein by reference.
3 (b)	Bylaws and Amendments of the registrant (filed as Exhibit 3.5 to the registrant's Registration
Statement on Form S-1 (Number 333-62786) as amended, filed October 30, 2001), and incorporated herein by reference.
4	Stock Purchase Agreements (filed as Exhibits 4.1 through 4.6 to the registrant's Registration
Statement on Form S-1 (Number 333-62786) as amended, filed October 30, 2001), and incorporated herein by reference.
10 (a)	Stock Purchase Agreements (see Exhibit 4 above)
10 (b)	Option to Purchase Agreement (filed as Exhibit 10.02 to the registrant's Registration
Statement on Form S-1 (Number 333-62786) as amended, filed October 30, 2001), and incorporated herein by reference.
10 (c)	February 15, 2001 Canadian Rockport Homes, Ltd. and TwiC Housing Corp. Purchase
Agreement (filed as Exhibit 10.03 to the registrant's Registration Statement on Form S-1
(Number 333-62786) as amended, filed October 30, 2001), and incorporated herein by reference.
10 (d)	Plant Construction Agreement between CRH and TwiC Housing Corp. (filed as Exhibit 10.04 to the registrant's Registration Statement on Form S-1 (Number 333-62786) as amended, filed October 30,
2001), and incorporated herein by reference.
10 (e)	Lease Agreement of Quilicura Plant (filed as Exhibit 10.05 to the registrant's Registration
Statement on Form S-1 (Number 333-62786) as amended, filed October 30, 2001), and incorporated herein by reference.
10 (f)	Employee Agreement with William Malone (filed as Exhibit 10.06 to the registrant's Registration
Statement on Form S-1 (Number 333-62786) as amended, filed October 30, 2001), and incorporated herein by reference.
10 (g)	Employment Agreement with Nelson Riis (filed as Exhibit 10.07 to the registrant's Registration
Statement on Form S-1 (Number 333-62786) as amended, filed October 30, 2001), and incorporated herein by reference.
21	List of the Registrant's Subsidiaries (filed as Exhibit 21.01 to the registrant's Registration
Statement on Form S-1 (Number 333-62786) as amended, filed October 30, 2001), and incorporated herein by reference.

(c)

Reports on Form 8-K

No reports on Form 8-K were filed in fiscal year 2003.

Canadian Rockport Homes International, Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canadian Rockport Homes International, Inc.

Registrant
By: \s\	William R. Malone, CEO

William R. Malone, CEO and Chairman
Principal Executive Officer

Date: June 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 14, 2004	By: \s\	William R. Malone, CEO

William R. Malone, CEO and Chairman
Principal Executive Officer

Date: June 14, 2004	By: \s\	Nelson Riis, Director

Nelson Riis, Director

Date: June 14, 2004	By: \s\	Harry Gordon, Secretary

Harry Gordon, Secretary and Director

Date: June 14, 2004	By: \s\	Carol Laeser, CFO

Carol Laeser, CFO and Director
Principal Accounting Officer