Form 10-Q
period 2004-03-31
CANADIAN ROCKPORT HOMES INTERNATIONAL INC
filed 2004-07-13
CIK 1136263

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from           to
                                        ----------   ----------


                                    333-62786
                            ------------------------
                            (Commission file number)

                   CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                   98-0354610
     ---------------------------------                  -------------------
       (State or other jurisdiction                        (IRS Employer
     of incorporation or organization)                  Identification No.)

                         700 W. Bender Street, Suite 507
                          Vancouver, BC Canada V6C 1G8
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (604) 669-1081
                           ---------------------------
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

[X]  Check whether the registrant (1) filed all reports  required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[_] Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).


The number of shares outstanding of each of the issuer's classes of common equity as of May 26, 2004 is 15,806,005 shares of Common Stock.

                   Canadian Rockport Homes International, Inc.
                   -------------------------------------------


                                      Index
                                      -----

                                                                          Page
                                                                         Number
                                                                         ------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets                                       3

          Consolidated Statements of Operations                             5
           Three-Months Ended March 31, 2003 and 2004 and from the
           Company's  inception (March 27, 1997) through March 31,
           2004

          Consolidated Statements of Cash Flows                             6
           Three-Months Ended March 31, 2003 and 2004 and from the
           Company's  inception (March 27, 1997) through March 31,
           2004

          Notes to Consolidated Financial Statements                        8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       11

Item 4.   Controls and Procedures                                          11

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                12

Item 2.   Change in Securities and Use of Proceeds                         12

Item 3.   Defaults Upon Senior Securities                                  12

Item 4.   Submission of Matters to a Vote of Security Holders              12

Item 5.   Other Information                                                12

Item 6.   Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                 13

PART I.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.   Financial Statements
------------------------------

Canadian Rockport Homes International, Inc.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------


                                                                       December 31, 2003     March 31, 2004
                                                                       -----------------    ----------------
                                                                                              (Unaudited)
Assets

   Current Assets
      Cash                                                             $        143,718     $        82,705
      Employee advance                                                            2,317                   -
      Loan receivable - related party                                             2,492                   -
      Receivable - other                                                            927               2,148
      Prepaid expenses                                                            1,792               1,712
                                                                       -----------------    ----------------

         Total current assets                                                   151,246              86,565
                                                                       -----------------    ----------------

   Property and Equipment
      Land                                                                      400,000             400,000
      Trucks                                                                     28,957              28,670
      Furniture and equipment                                                   183,887             185,168
      Property held under capital leases                                         12,094              12,048
      Leasehold improvements                                                      1,570               1,555
                                                                       -----------------    ----------------
                                                                                626,508             627,441
      Less accumulated depreciation                                            (141,137)           (151,722)
                                                                       -----------------    ----------------
                                                                                485,371             475,719
      Construction in progress                                                  937,645           1,092,922
                                                                       -----------------    ----------------

         Total property and equipment - net                                   1,423,016           1,568,641
                                                                       -----------------    ----------------

Other Assets
   Intangible assets subject to amortization:
      Patents                                                                     9,758               9,586
                                                                       -----------------    ----------------

         Total Assets                                                  $      1,584,020     $     1,664,792
                                                                       =================    ================














              The accompanying notes are an integral part of these
                       consolidated financial statements.






Canadian Rockport Homes International, Inc.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------


                                                                       December 31, 2003     March 31, 2004
                                                                       -----------------    ----------------
                                                                                              (Unaudited)
Liabilities and Stockholders' Equity (Deficit)

   Current Liabilities
      Rent payable                                                     $        290,366     $       283,985
      Legal fees payable                                                        133,412             130,580
      Trade accounts payable                                                      9,102              22,558
      Accrued compensation                                                            -             146,563
      Payroll taxes payable                                                       2,645                   -
      Loans payable - other                                                      15,612              15,612
      Current maturities of obligation under capital lease                        2,539               2,649
      Current maturities of long-term debt                                      113,450             113,628
                                                                       -----------------    ----------------

         Total Current Liabilities                                              567,126             715,575

   Long-term debt and obligations under capital lease                             7,697               6,905
                                                                       -----------------    ----------------

         Total Liabilities                                                      574,823             722,480
                                                                       -----------------    ----------------

   Stockholders' Equity
      Common stock, $.001 par value; authorized 100,000,000 shares;
         issued and outstanding 15,677,896 shares as of December 31,
         2003, and 15,767,826 shares as of March 31, 2004                        15,678              15,768
      Additional paid-in capital                                              8,237,056           8,828,769
      Deficit accumulated during development stage                           (7,252,781)         (7,907,015)
      Other comprehensive income                                                  9,244               4,790
                                                                       -----------------    ----------------

         Total Stockholders' Equity                                           1,009,197             942,312
                                                                       -----------------    ----------------

         Total Liabilities and Stockholders' Equity (Deficit)          $      1,584,020     $     1,664,792
                                                                       =================    ================

















              The accompanying notes are an integral part of these
                       consolidated financial statements.

Canadian Rockport Homes International, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------


                                                                                    From Inception
                                                                                   (March 27, 1997)
                                                For the Three Months Ended             Through
                                            March 31, 2003      March 31, 2004      March 31, 2004
                                           ----------------    ----------------    ----------------
                                             (Unaudited)         (Unaudited)         (Unaudited)

Income                                     $             -     $             -     $             -

Operating Expenses
   General and administrative expenses            (250,171)           (473,631)         (4,274,169)
   Compensation and consulting expense
    incurred on stock option grants                      -            (178,747)         (3,192,621)
   Loss on disposition of assets                         -                   -            (358,361)
   Loss on impairment of goodwill                        -                   -             (30,000)
                                           ----------------    ----------------    ----------------

   Loss from Operations                           (250,171)           (652,378)         (7,855,151)

Other Income (Expenses)
   Commission income                                 2,917                   -               2,917
   Interest income                                     111                   -               4,240
   Interest expense                                 (9,714)             (1,856)            (59,021)
                                           ----------------    ----------------    ----------------

      Net Loss                             $      (256,857)    $      (654,234)    $    (7,907,015)
                                           ================    ================    ================


Basic and Diluted Loss per Share:          $         (0,02)    $         (0.04)
                                           ================    ================


Weighted Average Common
   Shares Outstanding                           15,458,678          15,718,670
                                           ================    ================




















              The accompanying notes are an integral part of these
                       consolidated financial statements.

Canadian Rockport Homes International, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------

                                                                                                From Inception
                                                                                               (March 27, 1997)
                                                            For the Three Months Ended             Through
                                                        March 31, 2003      March 31, 2004      March 31, 2004
                                                       ----------------    ----------------    ----------------
                                                         (Unaudited)         (Unaudited)         (Unaudited)
Cash Flows from Operating Activities

   Net loss                                            $      (256,857)    $      (654,234)    $    (7,907,015)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Issuance of common stock for services                          -               5,875              22,375
      Issuance of common stock in
         Company's organization                                      -                   -               1,000
      Compensation recognized on stock option grants                 -             178,747           3,192,621
      Loss on disposition of assets                                  -                   -             358,749
      Loss on impairment of goodwill                                 -                   -              30,000
      Depreciation and amortization                             10,678              11,283             143,790
      (Increase) Decrease in Assets
         (Increase) decrease in prepaid expenses                11,645                   -              (1,800)
         (Increase) decrease in other assets                    (1,537)              3,295                 204
      Increase (Decrease) in Liabilities
         Increase in accrued compensation                            -             145,147             145,147
         Increase in trade and other payables                   18,001               5,024             434,463
                                                       ----------------    ----------------    ----------------

      Net Cash Used in Operating Activities                   (218,070)           (304,863)         (3,580,466)
                                                       ----------------    ----------------    ----------------

Cash Flows from Investing Activities

   Net proceeds from sale of timber and truss
      plant                                                          -                   -             211,639
   Insurance proceeds on equipment theft                             -                   -                 252
   Acquisition of equipment and other property                (121,177)           (158,935)         (1,076,173)
                                                       ----------------    ----------------    ----------------

      Net Cash Used in Investing Activities                   (121,177)           (158,935)           (864,282)
                                                       ----------------    ----------------    ----------------

Cash Flows from Financing Activities

   Gross proceeds from private stock offerings                 315,774             440,992           4,748,664
   Cost incurred in stock offerings                            (17,932)            (33,812)           (335,986)
   Advances from officer                                             -                   -             129,810
   Principal reduction on obligation under
      capital lease                                                (97)               (583)             (2,299)
   Proceeds from loans                                               -                   -             144,668
   Loans repayments to officer                                       -                   -            (127,382)
   Purchase of treasury stock                                        -                   -             (35,000)
                                                       ----------------    ----------------    ----------------

   Net Cash Provided by Financing Activities                   297,745             406,597           4,522,475
                                                       ----------------    ----------------    ----------------

   Effect of Exchange Rates on Cash                             14,920              (3,812)              4,978
                                                       ----------------    ----------------    ----------------

   Net Increase (Decrease) in
      Cash and Cash Equivalents                                (26,582)            (61,013)             82,705

   Beginning Balance -
      Cash and Cash Equivalents                                181,331             143,718                   -
                                                       ----------------    ----------------    ----------------

   Ending Balance -
      Cash and Cash Equivalents                        $       154,749     $        82,705     $        82,705
                                                       ================    ================    ================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

Canadian Rockport Homes International, Inc.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


Supplemental Information:
-------------------------

     Non-cash Investing and Financing Activities:
     --------------------------------------------

          During the first quarter of 2003, the Company issued 1,600 shares of its common stock in consideration for services rendered in connection with the Company's public offering. The issued shares were valued at $8,000. The costs attributed to the issued shares were netted against the proceeds received.

          During the first quarter of 2004, the Company issued 650 shares of its common stock in consideration for services rendered in connection with the Company's public offering. The issued shares were valued at $3,250. The costs attributed to the issued shares were netted against the proceeds received.

     Cash Paid For:
     --------------


                                                                     From Inception
                                                                    (March 27, 1997)
                                 For the Three Months Ended             Through
                             March 31, 2003      March 31, 2004      March 31, 2004
                            ----------------    ----------------    ----------------
                              (Unaudited)         (Unaudited)         (Unaudited)

          Interest          $             -     $           548     $         2,553
                            ================    ================    ================

          Income Taxes      $             -     $             -     $             -
                            ================    ================    ================
























              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   Canadian Rockport Homes International, Inc.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


Note 1 -  Summary of Significant Accounting Policies
----------------------------------------------------

          Presentation
          ------------

          In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustment (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2004, and the results of its operations and cash flows for the three-month periods ended March 31, 2003 and 2004. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. Reference should be made to Canadian Rockport Homes International, Inc.'s (the "Company") Form 10-K for the year ended December 31, 2003, for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

          Business Activities and Related Risks
          -------------------------------------

          Canadian Rockport Homes International, Inc was incorporated in Delaware on January 10, 1996 under the name, Lenz Products, Inc. The Company changed its name to Canadian Rockport Homes International, Inc. in early 2001.

          The Company is in the development stage as defined in FASB Statement 7 and currently has plans to manufacture and erect low cost concrete modular buildings. The Company has not paid any dividends and any dividends which may be paid in the future will depend on the financial requirements of the Company and other relevant factors.

          In February 2001, the Company acquired all of the outstanding shares of Canadian Rockport Homes, Ltd., ("CRH") a company incorporated in the Province of British Columbia on March 26, 1997, in exchange for issuing 11,300,000 of its common stock. For financial reporting purposes, the acquisition was treated as a reverse acquisition whereby CRH's operations continue to be reported as if it had actually been the acquirer. Assets and liabilities continue to be reported at the Acquiree's historical cost because before the reverse acquisition, the Company had nominal assets, liabilities and operations.

          The Company also formed a subsidiary in 2001 in Chile under the name Rockport Homes Chile Limitada ("RHCL"). The Company and CRH are the sole shareholder's of this Chilean company.

          In 2002, the Company acquired certain assets of 598546 BC Ltd., which included 100% of the outstanding shares of Canadian Rockport Trading Limitada, a Chilean corporation, formerly Maderas Doradas Canadienses, S.A. ("RT"). At the time of its acquisition, RT had no operations. During the year, the Company sold all of the assets of RT except for the acquired building and land on which the Company is building its Chilean plant and offices.

          For ease in administration and to reduce costs, the Company in 2003 decided to dissolve "RHCL" and operate its Chilean operations solely through RT which owned significantly all of the Company's Chilean assets prior to this decision being made.

                   Canadian Rockport Homes International, Inc.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


          Principles of consolidation
          ---------------------------

          The accompanying financial statements include the accounts and transactions of Canadian Rockport Homes International, Inc. and its wholly owned subsidiaries, Canadian Rockport Homes, Ltd. Rockport
          Homes  Chile  Limitada  and  Canadian  Rockport   Trading,   Limitada.
          Intercompany transactions and balances have been eliminated in consolidation.

          Foreign Currency Translations
          -----------------------------

          For foreign operations whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders' equity.

          Property and Equipment
          ----------------------

          The cost of property and equipment is depreciated over the estimated useful lives of the related assets that range from 3 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and for income tax reporting purposes. Depreciation expense for the three months ended March 31, 2003 and 2004 was $10,512, and $10,895, respectively.

          Intangible Assets
          -----------------

          Patents are being amortized over their respective remaining lives of 18 years. Amortization expense for March 31, 2003 and 2004 were $133, and $168, respectively.

          Intangible assets consist of the following:


                   March 31, 2004
                                                               Weighted
                   Gross                         Net           Average
                   Intangible    Accumulated     Intangible    Life
                   Assets        Amortization    Assets        (Years)
                   ----------    ------------    ----------    --------
          Patents  $   11,563    $   1,977       $   9,586        18


                   March 31, 2003
                                                               Weighted
                   Gross                         Net           Average
                   Intangible    Accumulated     Intangible    Life
                   Assets        Amortization    Assets        (Years)
                   ----------    ------------    ----------    --------
          Patents  $   11,505    $   1,302       $   10,203       18

          Estimated amortization expense for each of the next five years ended March 31, is as follows:

                                2005              $   674
                                2006                  674
                                2007                  674
                                2008                  674
                                2009                  674
                                                  -------
                                Total             $ 3,370
                                                  =======

                   Canadian Rockport Homes International, Inc.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


          Net Loss Per Share
          ------------------

          The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings
          (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net earnings (loss) per share are excluded.

          Issuances Involving Non-cash Consideration
          ------------------------------------------

          All issuances of the Company's stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others.

          Cash and Cash Equivalents
          -------------------------

          For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

          Use of Estimates
          ----------------

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

          Income Taxes
          ------------

          Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, "Accounting for Income Taxes". As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

          Fair Value of Financial Instruments
          -----------------------------------

          Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2004. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.


Note 2 -  Accrued Compensation
------------------------------

          On January 1, 2004, the Company entered into employment, consulting, and other related contracts with its management and personnel. Under the terms of these various agreements, the Company is obligated to pay on a monthly basis approximately $82,000 in compensation. Due to the Company's current cash flow requirements needed in the construction of its Chilean facility, monthly compensation currently being paid is approximately $34,000. The difference of approximately $48,000 a month is being accrued and will be paid when the Company has sufficient funds available. The terms of the contracts are for two years.

                   Canadian Rockport Homes International, Inc.
                   -------------------------------------------


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Results of Operations for the Three Months Ended March 31, 2004 and 2003
------------------------------------------------------------------------

From the Company's inception, it has been in the development stage and has not commenced principal operations. During 2004, the Company is continuing the construction of its plant in Chile.

General and administration costs were $473,463 and $250,171, respectively, for the three-month periods ended March 31, 2004 and 2003.

Of the $473,463 incurred during the first quarter of 2004, $75,307 was incurred in the Company's Chilean operations. The remaining $398,156 pertains to costs incurred in operating its Canadian offices and general administration.

Of the $250,171 incurred during 2003, $88,158 was incurred in the Company's Chilean operations. The remaining $162,013 pertains to costs incurred in operating its Canadian offices and general administration.

The major expenses incurred in Chile during 2004 consisted of rent amounting to $3,756, salaries and related expenses totaling $36,601, professional fees of $4,524, office expense of $7,234, depreciation of $2,602, and telephone and utilities of $1,982.

Other general expenses incurred in 2004 including operating the Company's Canadian offices consists of compensation and related costs of $281,719 (of which $145,147 has been accrued), professional fees of $19,408, depreciation expense of $8,293, rent of $18,602, telephone of $5,703, office expense of $5,587, and travel expenses of $23,498.

The major expenses incurred in Chile during 2003 consisted of rent amounting to $15,862, salaries and related expenses totaling $33,201, professional fees of $2,986, and costs relating to its new facilities totaling $11,003.

Other general expenses incurred in 2003 including operating the Company's Canadian offices consists of salaries and related payroll costs of $69,992, consulting fees of $16,137, advertising and promotion of $20,767, depreciation expense of $10,372, rent of $16,934, office expense of $6,295, telephone of $4,701 and travel expenses of $3,378.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents as of March 31, 2004 and 2003 were $82,705 and $154,749, respectively.

During the first quarter of 2004, the Company received a total of $440,992 through the sale of 88,105 shares of the Company's common stock. During the same period, the Company paid $304,863 in its operations, purchased equipment for its Canadian offices totaling $1,839, paid $157,096 towards the construction of the Chilean plant, paid $33,812 in costs associated with its public offering, and made principal payments on its equipment leases totaling $583.

During the first quarter of 2003, the Company moved from its former leased facility in Chile and commenced construction of its new plant on the land previously acquired in that Country. During this three-month period, the Company received a total of $315,774 through the sale of 63,024 shares of the Company's common stock, $2,917 in commissions earned on a timber sale and $111 in interest. During the same period, the Company paid $221,098 in its operations, purchased equipment for its Canadian offices totaling $5,753, paid $41,303 on the construction of its modular display home, paid $74,121 in connection with construction of its new plant, and paid $17,932 in costs associated with its public offering.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

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


Item 4.  Controls and Procedures
--------------------------------

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

                   Canadian Rockport Homes International, Inc.
                   -------------------------------------------


Part II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings
---------------------------

          None

Item 2.   Change in Securities and Use of Proceeds
--------------------------------------------------

          During the three-months ended March 31, 2004, the Company received a total of $440,992 through the sale of 88,105 shares of the Company's common stock. During the same period it issued 650 shares of its common stock for services rendered in connection with its public offering, and 1,175 shares for services rendered in connection with the preparation of the Company's business plan. All shares issued for non-monetary consideration were valued at $5.00 per share.

          During the period from April 1, 2004 through May 26, 2004, the company issued 36,225 of its common stock in exchange for approximately $181,000 and issued 1,954 shares of its common stock for services valued at $9,770.

Item 3.   Defaults Upon Senior Securities
-----------------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

          Not applicable

Item 5.   Other Information
---------------------------

          None

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

     Exhibits
     --------

     Canadian   Rockport  Homes   International,   Inc.  includes  herewith  the
     following:

     Number       Description
     ------       -----------
      31.1        Certification of Principal Executive Officer pursuant to
                  Section 302
      31.2        Certification of Principal Accounting Officer pursuant to
                  Section 302
      32.1        Certification of Principal Executive Officer pursuant to
                  Section 1350
      32.2        Certification of Principal Accounting Officer pursuant to
                  Section 1350

     The following documents are incorporated by reference, as noted in each description, to this report:

     Number       Description
     ------       -----------
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


     Reports on Form 8-K
     -------------------

     No filings were made during the period covered by this report.

                   Canadian Rockport Homes International, Inc.
                   -------------------------------------------


SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     Canadian Rockport Homes International, Inc.
                                     -------------------------------------------
                                                     Registrant


                                        By: \s\    William R. Malone, CEO
                                            -----------------------------------
                                                   William R. Malone, CEO

                                        Date: July 2, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date: July 2, 2004                 By: \s\ William R. Malone, President
                                            ------------------------------------
                                            William R. Malone, President and
                                                         Director

     Date: July 2, 2004                 By: \s\    Carol Laeser Treasurer
                                            ------------------------------------
                                            Carol Laeser, Treasurer and Director

     Date: July 2, 2004                 By: \s\    Harry Gordon, Secretary
                                            ------------------------------------
                                            Harry Gordon, Secretary And Director

     Date: July 2, 2004                 By: \s\     Nelson Riis, Director
                                            ------------------------------------
                                                    Nelson Riis, Director