Form 10-Q
period 2004-06-30
CANADIAN ROCKPORT HOMES INTERNATIONAL INC
filed 2005-03-21
CIK 1136263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

  ☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

  ☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

333-62786
(Commission file number)

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0354610
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

700 W. Pender Street, Suite 507
Vancouver, BC Canada V6C 1G8
(Address of principal executive offices)

(604) 669-1081
(Issuer's telephone number)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

  ☒  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity.
As of March 7, 2005 there were 15,997,109 shares of Common Stock issued and outstanding.

ii

PART I.     FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC. (A Development Stage Company) CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2003	2004
		(Unaudited)
Assets

Current Assets
Cash	$143,718	$28,123
Employee advance	2,317	-
Loan receivable - related party	2,492	1,213
Receivable - other	927	-
Prepaid expenses	1,792	1,603

Total current assets	151,246	30,939

Property and Equipment
Land	400,000	400,000
Trucks	28,957	27,891
Furniture and equipment	183,887	181,293
Property held under capital leases	12,094	11,649
Leasehold improvements	1,570	1,513
	626,508	622,346
Less accumulated depreciation	(141,137)	(158,899)
	485,371	463,447
Construction in progress	937,645	1,138,373

Total Property and Equipment - Net	1,423,016	1,601,820

Other Assets
Intangible assets subject to amortization:
Patents	9,758	9,407

Total Assets	$1,584,020	$1,642,166

The accompanying notes are an integral part of the consolidated financial statements.	2

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC. (A Development Stage Company) CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2003	2004
		(Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities
Rent payable	$290,366	$283,985
Accounts payable	142,514	214,813
Accrued compensation	-	295,712
Payroll taxes payable	2,645	4,517
Loans payable - other	15,612	15,612
Current maturities of obligations under capital leases	2,539	2,742
Current maturities of long-term debt - related parties	113,450	111,802

Total Current Liabilities	567,126	929,183

Long-term debt and obligations under capital leases	7,697	5,958

Total Liabilities	574,823	935,141

Stockholders' Equity
Common Stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding
15,677,896 shares as of December 31, 2003, and
15,823,633 shares as of June 30, 2004	15,678	15,824
Additional paid-in capital	8,237,056	9,267,108
Deficit accumulated during the development stage	(7,252,781)	(8,578,632)
Other comprehensive income	9,244	2,725

Total Stockholders' Equity	1,009,197	707,025

Total Liabilities and Stockholders' Equity	$1,584,020	$1,642,166

The accompanying notes are an integral part of the consolidated financial statements.	3

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS

					From Inception
	For the Three-Months Ended		For the Six-Months Ended		March 27, 1997
	June 30,		June 30,		Through
	2003	2004	2003	2004	June 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income	$-	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	(247,962)	(491,086)	(498,133)	(964,717)	(4,765,255)
Compensation and consulting expense
incurred on stock option grants	-	(178,747)	-	(357,494)	(3,371,368)
Loss on disposition of assets	-	-	-	-	(358,361)
Loss on impairment of goodwill	-	-	-	-	(30,000)

Loss From Operations	(247,962)	(669,833)	(498,133)	(1,322,211)	(8,524,984)

Other Income (Expenses)
Commission income	-	-	2,917	-	2,917
Interest income	67	-	178	-	4,240
Interest expense	(1,873)	(1,784)	(11,587)	(3,640)	(60,805)

Net Loss	$(249,768)	$(671,617)	$(506,625)	$(1,325,851)	$(8,578,632)

Basic and Diluted Loss Per Share	$(0.02)	$(0.04)	$(0.03)	$(0.08)

Weighted Average Common
Shares Outstanding	15,495,537	15,797,732	15,477,210	15,758,201

The accompanying notes are an integral part of the consolidated financial statements.	4

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS

					From Inception
	For the Three-Months Ended		For the Six-Months Ended		March 27, 1997
	June 30,		June 30,		Through
	2003	2004	2003	2004	March 31, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(249,768)	$(671,617)	$(506,625)	$(1,325,851)	$(8,578,632)
Adjustments to reconcile net loss to net
cash used in operating activities:
Issuance of common stock for services	3,000	-	3,000	5,875	22,375
Issuance of common stock in
Company's organization	-	-	-	-	1,000
Compensation recognized on stock option grants	-	178,747	-	357,494	3,371,368
Loss on disposition of assets	-	-	-	-	358,749
Loss on impairment of goodwill	-	-	-	-	30,000
Depreciation and amortization	11,940	11,146	22,619	22,429	154,936
(Increase) decrease in assets
(Increase) decrease in prepaid expenses	490	126	12,134	126	(1,674)
(Increase) decrease in other assets	(564)	(99)	(2,102)	3,196	105
Increase (decrease) in liabilities
Increase in accrued compensation	-	149,537	-	294,684	294,684
Increase in trade and other payables	37,302	69,712	55,357	74,736	504,175

Net Cash Used in Operating Activities	(197,600)	(262,448)	(415,617)	(567,311)	(3,842,914)

Cash Flows from Investing Activities
Net proceeds from sale of timber and truss plant	-	-	-	-	211,639
Insurance proceeds on equipment theft	-	-	-	-	252
Acquisition of equipment and other property	(33,166)	(50,984)	(145,207)	(209,919)	(1,127,157)

Net Cash Used in Investing Activities	(33,166)	(50,984)	(145,207)	(209,919)	(915,266)

Cash Flows from Financing Activities
Gross proceeds from private stock offerings	166,232	268,440	482,649	709,432	5,017,104
Costs incurred in stock offerings	(25,653)	(8,791)	(43,686)	(42,603)	(344,777)
Advances from officer	-	-	-	-	129,810
Principal reduction on obligation under capital leases	(239)	(602)	(399)	(1,185)	(2,901)
Proceeds from loans	2,242	-	2,242	-	144,668
Loans repayments to officer	(32)	-	(110)	-	(127,382)
Purchase of treasury stock	-	-	-	-	(35,000)

Net Cash Provided by Financing Activities	142,550	259,047	440,696	665,644	4,781,522

Effect of Exchange Rates on Cash	1,696	(197)	7,026	(4,009)	4,781

Net Increase (Decrease) in Cash and Cash
Equivalents	(86,520)	(54,582)	(113,102)	(115,595)	28,123

Beginning Balance - Cash and Cash Equivalents	154,749	82,705	181,331	143,718	-

Ending Balance - Cash and Cash Equivalents	$68,229	$28,123	$68,229	$28,123	$28,123

The accompanying notes are an integral part of the consolidated financial statements.	5

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS

Supplemental Information:

Non-cash Investing and Financing Activities:

During the second quarter of 2004, the Company issued 1,954 shares of its common stock in consideration for services rendered in connection with the Company's public offering. The issued shares were valued at $9,770. The costs attributed to the issued shares were netted against the proceeds received.

Cash Paid For:

					From Inception
	For the Three-Months Ended		For the Six-Months Ended		March 27, 1997
	June 30,		June 30,		Through
	2003	2004	2003	2004	June 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest Expense	$124	$511	$124	$1,059	$3,064

Income Taxes	$-	$-	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.	6

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has not generated any income and continues to have recurring operating losses. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustment (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2004, and the results of its operations and cash flows for the three-month and six-month periods ended June 30, 2003 and 2004. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. Reference should be made to Canadian Rockport Homes International, Inc.’s (the "Company") Form 10-K for the year ended December 31, 2003, for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

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

In February 2001, the Company acquired all of the outstanding shares of Canadian Rockport Homes, Ltd., (“CRH”), a company incorporated in the Province of British Columbia on March 26, 1997, in exchange for issuing 11,300,000 shares of its common stock. For financial reporting purposes, the acquisition was treated as a reverse acquisition whereby CRH’s operations continue to be reported as if it had actually been the acquirer. Assets and liabilities continue to be reported at the Acquiree’s historical cost because before the reverse acquisition, the Company had nominal assets, liabilities and operations.

The Company also formed a subsidiary in 2001 in Chile under the name Rockport Homes Chile Limitada (“RHCL”). The Company and CRH are the sole shareholders of this Chilean company.

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

For ease in administration and to reduce costs, the Company in 2003 decided to dissolve “RHCL” and operate its Chilean operations solely through RT, which currently owns significantly all of the Company’s Chilean assets. The dissolution of RCHL was finalized on January 15, 2005.

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

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets that range from 3 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and for income tax reporting purposes. Depreciation expense for the three months ended June 30, 2003 and 2004 was $11,773, and $10,763, respectively. Depreciation expense for the six months ended June 30, 2003 and 2004 was $22,285 and $21,658, respectively.

Intangible Assets

Patents are being amortized over their respective remaining lives of 18 years. Amortization expense for the three months ended June 30, 2003 and 2004 was $167, and $167, respectively. Amortization expense for the six months ended June 30, 2003 and 2004 was $334, and $335, respectively.

Intangible assets consist of the following:

June 30, 2004
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)

Patents	$11,550	$2,143	$9,407	18

June 30, 2003
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)

Patents	$11,547	$1,472	$10,075	18

Estimated amortization expense for each of the next five years ended June 30, is as follows:

2005	$674
2006	674
2007	674
2008	674
2009	674
Total	$3,370

Net Loss Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS 128, any anti-dilutive effects on net earnings (loss) per share are excluded.

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2004. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

Note 2 – Recent Accounting Pronouncements

The FASB recently issued the following statements:

In December 2004, the FASB issued FASB Statement No. 153, exchanges of Nonmonetary Assets which is an amendment of APB Opinion No. 29. The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company adopted this statement on January 1, 2005. The adoption of the statement should not cause a significant change in the current manner in which the Company accounts for its exchanges of nonmonetary assets.

In December 2004, the FASB issued FASB Statement No. 152, Accounting for Real Estate Time-Sharing Transactions - An Amendment of FASB Statements No. 66 and 67. This standard amends FASB Statement No. 66, Accounting for Sales of Real Estate, by referring users to AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. Statement 152 also amends FASB Statement No. 67, Accounting for Costs and Initial Operations of Real Estate Projects, to state that the guidance for "incidental operations" and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. Statement 152 is effective for financial statements for fiscal years beginning after June 15, 2005. This statement is not applicable to the Company’s current operations.

The FASB has issued FASB Statement No. 123 (Revised 2004), Share-Based Payment. The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement precludes the recognition of compensation expense under APB 25 intrinsic value method. Public entities other than small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after June 15, 2005. Management believes that the adoption of the statement will not have a significant impact on its current operations and plans to adopt this statement on July 1, 2005.

On November 24, 2004, the FASB issued FASB Statement No. 151, Inventory Costs - An amendment of ARB No. 43, Chapter 4. Statement 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, Statement 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in Statement 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. Management plans on adopting this standard on April 1, 2006 and expects that that the adoption of the statement to have no impact on its current operations.

Note 3 - Accrued Compensation

On January 1, 2004, the Company entered into employment, consulting, and other related contracts with its management and personnel. Under the terms of these various agreements, the Company is obligated to pay on a monthly basis approximately $82,000 in compensation. Due to the Company’s current cash flow requirements needed in the construction of its Chilean facility, monthly compensation currently being paid is approximately $34,000. The difference of approximately $48,000 a month is being accrued and will be paid when the Company has sufficient funds available. The terms of the contracts are for two years.

Note 4 - Issuances of Common Stock

During the six months ended June 30, 2004, the Company issued 141,958 shares of its common stock through a private offering in exchange for $482,649. In addition, during the six month period, the Company issued 2,604 shares for consulting services in connection with the private offering valued at $13,020 and 1,175 shares for other services valued at $5,875.

Note 5 - Payable to Related Parties

In April 2002, two shareholders advanced $65,657 to the Company evidenced by two promissory notes that are assessed interest at an annual rate of 8%. The notes are due on demand. Under the terms of the notes, the Company issued 5,000 shares of its common stock to each lender at the time of repayment. The Company is imputing interest on the shares to be issued at a price of $5.00 per share. The imputed interest was charged to operations ratably over a one-year period, which Management believed to be the length of time that the loans will be outstanding. The balance of this obligation on June 30, 2004 totaled $111,802. Interest charged to operations for the six months ended June 30, 2004 was $2,530.

Note 6 - Leases

The Company is a lessee of computer equipment under a capital leases expiring through August 28, 2007. The equipment and respective liabilities under these leases have been recorded at the fair value of the equipment and are being amortized over the estimated five-year useful life of the equipment. Amortization of equipment under the capital leases is included in depreciation expense for the six months ended June 30, 2004.

Following is a summary of the property held under the capital lease at June 30, 2004:

Computer equipment	$11,649
Less: accumulated amortization	(2,999)

$8,650

Minimum future lease payments under the capital lease over its remaining life are as follows for the years ended June 30:

2005	$4,377
2006	3,952
2007	3,101
2008	931
12,361

Less imputed interest	(3,661)

Present value of net minimum lease payments	$8,700

On March 7, 2001, the Company entered into an agreement for the lease of certain real property in Chile where the Company plans to build its plant. The lease is for twenty-four months commencing April 7, 2001. The monthly rent is $31,297. At the maturity of the lease, the Company had the option to acquire the property for $4,580,000. The Company paid $95,151 in commission and legal fees pertaining to the lease that have been capitalized were amortized over life of the lease. The balance due on this lease as of June 30, 2004 amounted to $283,985. The Company’s RCHL subsidiary has not made any payments towards this obligation since April 2002 and was in default under the terms of the lease agreement as of June 30, 2004.

In addition, the Company leases its Vancouver, B.C. office on a long-term lease expiring on December 31, 2006, payable in monthly installments of approximately $6,000.

Future minimum lease commitments pertaining to the Vancouver office l lease expires as follows:

June 30, 2005	$73,358
June 30, 2006	73,358
June 30, 2007	36,679

Total future minimum lease payments	$183,395

Note 7 – Subsequent Events

As discussed in Note 1 the dissolution of RCHL was finalized on January 15, 2005. Pursuant to guidance from legal counsel, it is management’s belief that the related liabilities associated with this lease were extinguished in this dissolution. The total lease liability that was extinguished in 2005 included the $283,985 lease obligation included in the June 30, 2004 financial statements.

From July 1, 2004 through March 5, 2005, the Company received $844,970 through the issuance of 168,994 shares of its common stock and issued an additional 4,482 shares to various consultants for services, which were valued at $22,410.

Canadian Rockport Homes International, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three-Months Ended June 30, 2004 and 2003

From the Company’s inception, it has been in the development stage and has not commenced principal operations. During 2004, the Company is continuing the construction of its plant in Chile.

General and administration costs were $491,086 and $247,962, respectively, for the three-month periods ended June 30, 2004 and 2003.

Of the $491,086 incurred during the second quarter of 2004, $47,258 was incurred in the Company’s Chilean operations. The remaining $443,828 pertained to costs incurred in operating its Canadian offices and general administration.

The major expenses incurred in Chile during the second quarter of 2004 consisted of rent amounting to $3,113, salaries and related expenses totaling $26,700, professional fees of $3,328, office expense of $3,659, depreciation of $2,429, and telephone and utilities of $2,799.

Other general expenses incurred in operating the Company’s Canadian offices during the second quarter of 2004 consist of compensation and related costs of $300,943 (of which $147,856 has been accrued), professional fees of $63,482, consulting fees of $19,575, depreciation expense of $8,334, rent of $12,364, telephone of $4,751, office expense of $3,462 and travel expenses of $25,124.

Of the $247,962 incurred during the second quarter of 2003, $64,368 was incurred in the Company’s Chilean operations. The remaining $183,594 pertained to costs incurred in operating its Canadian offices and general administration.

The major expenses incurred in Chile during the second quarter of 2003 consisted of salaries and related expenses totaling $39,230, rent amounting to $2,809, professional fees of $1,425, supplies of $3,878 and travel expense of $7,110.

Other general expenses incurred in operating the Company’s Canadian offices during the second quarter of 2003 consisted of salaries and related payroll costs of $71,602, consulting fees of $14,869, professional fees of $24,627, advertising and promotion of $17,846, rent of $17,929, telephone of $3,578 and office supplies of $3,260.

Results of Operations for the Six-Months Ended June 30, 2004 and 2003

General and administration costs were $964,717 and $498,133, respectively, for the six-month periods ended June 30, 2004 and 2003.

Of the $964,717 incurred during the first six months of 2004, $122,566 was incurred in the Company’s Chilean operations. The remaining $842,181 pertained to costs incurred in operating its Canadian offices and general administration.

The major expenses incurred in Chile during the first six months of 2004 consisted of rent amounting to $6,869, salaries and related expenses totaling $63,302, professional fees of $5,810, office expense of $4,763, plant maintenance of $7,407, depreciation of $5,031, and telephone and utilities of $6,154.

Other general expenses incurred in operating the Company’s Canadian offices during the first six months of 2004 consist of compensation and related costs of $582,664 (of which $295,712 has been accrued), professional fees of $82,891, consulting fees of $11,069, depreciation expense of $16,627, rent of $30,967, telephone of $10,454, office expense of $9,049, and travel expenses of $54,762.

Of the $498,133 incurred during the first six months of 2003, $155,521 was incurred in the Company’s Chilean operations. The remaining $342,612 pertained to costs incurred in operating its Canadian offices and general administration.

The major expenses incurred in Chile during the first six months of 2003 consisted of salaries and related expenses totaling $69,636, professional fees of $5,566, rent of $14,486 and travel expense of $13,383.

Other general expenses incurred in operating the Company’s Canadian offices during the first six months of 2003 consist of compensation and related costs of $141,594, consulting fees of $28,306, professional fees of $28,265, advertising and promotion of $36,980, rent of $34,864, telephone of $8,279 and office supplies of $8,364.

Liquidity and Capital Resources

Cash and cash equivalents as of June 30, 2004 and 2003 were $28,123 and $26,229, respectively.

During the six months ended June 30, 2004, the Company received a total of $709,432 through the sale of 141,958 shares of its common stock. During the same period, the Company paid $567,311 in its operations, paid $207,688 towards the construction of the Chilean plant, paid $2,231 for the purchase of office equipment, paid $42,603 in costs associated with its public offering, and made principal payments on its equipment leases totaling $1,185.

During the six months ended June 30, 2003, the Company received a total of $482,649 through the sale of 96,530 shares of its common stock, $2,917 in commissions earned on timber sales, $178 in interest and $2,242 on a repayment of consulting fees paid in a previous year. During the same period, the Company paid $415,617 in its operations, used $145,207 in the construction of its Chilean plant and modular display home, paid $43,686 in costs associated with its public offering, made $110 in loan repayments to an officer, and paid $399 in principal reductions on capital leases.

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

The Company's exposure to interest rate changes primarily relates to long-term debt used to fund future property acquisitions. Management's objective is to limit any impact of interest rate changes and may include any borrowing to be negotiated at fixed rates. Although interest rate changes have had no material affect on operations to date, management must continually evaluate such rates as manufacturing operations commence, corporate profitability is achieved, and expansion is being considered. The Company may also establish lines of credit through traditional banking venues to insure liquidity during future periods of growth, and may consider fixed or variable rate bank lines consistent with any fluctuation of interest rates at the time of such growth.

The Company's exposure to foreign currency exchange requires continuing management attention to the stability of the countries in which operations may be planned, as well as trade relations between the selected country(s) and Canada. Both trade relations and stability as pursuant to planned operations in Chile are currently favorable. Canadian Rockport Homes International, Inc. will continue to comprehensively evaluate conditions in countries where operations are in place and where future operations are planned, and will take any measures feasible at the time to minimize foreign currency risk. Such measures may include, but are not limited to a reduction in operations or relocating a portion of operations to a more favorable environment.

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

Canadian Rockport Homes International, Inc.

PART II.         OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

During the three-months ended June 30, 2004, the Company received a total of $264,558 through the sale of 53,853 shares of the Company’s common stock. During the same period it issued 1,954 shares of its common stock for services rendered in connection with its public offering. All shares issued for non-monetary consideration were valued at $5.00 per share.

During the period from July 1, 2004 through March 7, 2005, the Company issued 168,944 shares of its common stock in exchange for $844,970 and issued 4,482 shares of its common stock for services valued at $22,410.

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

Canadian Rockport Homes International, Inc.
Registrant

Date: March 15, 2005	By:	/s/ William R. Malone, CEO

William R. Malone, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2005	By:	/s/ William R. Malone, President

William R. Malone, President and Director

Date: March 15, 2005	By:	/s/ Shannon Downs, Secretary/Treasurer

Shannon Downs, Secretary/Treasurer and Director

Date: March 15, 2005	By:	/s/ Nelson Riis, Director

Nelson Riis, Director