Form 10-Q
period 2004-09-30
CANADIAN ROCKPORT HOMES INTERNATIONAL INC
filed 2005-04-26
CIK 1136263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
As of April 4, 2005 there were 16,243,889 shares of Common Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC. (A Development Stage Company) CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2003	2004
		(Unaudited)
Assets

Current Assets
Cash	$143,718	$8,786
Employee advance	2,317	-
Loan receivable - related party	2,492	3,275
Receivable - other	927	-
Prepaid expenses	1,792	1,632

Total current assets	151,246	13,693

Property and Equipment
Land	400,000	400,000
Trucks	28,957	29,525
Furniture and equipment	183,887	276,965
Property held under capital leases	12,094	12,331
Leasehold improvements	1,570	1,602
	626,508	720,423
Less accumulated depreciation	(141,137)	(173,348)
	485,371	547,075
Construction in progress	937,645	1,028,850

Total Property and Equipment - Net	1,423,016	1,575,925

Other Assets
Intangible assets subject to amortization:
Patents	9,758	9,263

Total Assets	$1,584,020	$1,598,881

The accompanying notes are an integral part of the consolidated financial statements.	2

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC. (A Development Stage Company) CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2003	2004
		(Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities
Rent payable	$290,366	$283,985
Legal fees payable	133,412	146,770
Accounts payable	9,102	35,221
Accrued compensation	-	370,905
Payroll taxes payable	2,645	21,024
Loans payable - other	15,612	15,612
Current maturities of obligations under capital leases	2,539	2,800
Current maturities of long-term debt	113,450	119,693

Total Current Liabilities	567,126	996,010

Long-term debt and obligations under capital leases	7,697	5,743

Total Liabilities	574,823	1,001,753

Stockholders' Equity
Common Stock, $.001 par value ; authorized
100,000,000 shares; issued and outstanding
15,677,896 shares as of December 31, 2003, and
15,859,111 shares as of September 30, 2004	15,678	15,859
Additional paid-in capital	8,237,056	9,606,653
Deficit accumulated during the development stage	(7,252,781)	(9,031,849)
Other comprehensive income	9,244	6,465

Total Stockholders' Equity	1,009,197	597,128

Total Liabilities and Stockholders' Equity	$1,584,020	$1,598,881

The accompanying notes are an integral part of the consolidated financial statements.	3

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS

					From Inception
	For the Three-Months Ended		For the Nine-Months Ended		March 27, 1997
	September 30,		September 30,		Through
	2003	2004	2003	2004	Sept. 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income	$-	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	(245,235)	(272,695)	(743,370)	(1,237,412)	(5,037,950)
Compensation and consulting expense
incurred on stock option grants	-	(178,747)	-	(536,241)	(3,550,115)
Loss on disposition of assets	-	-	-	-	(358,361)
Loss on impairment of goodwill	-	-	-	-	(30,000)

Loss From Operations	(245,235)	(451,442)	(743,370)	(1,773,653)	(8,976,426)

Other Income (Expenses)
Commission income	-	-	2,917	-	2,917
Interest income	-	18	180	18	4,258
Interest expense	(14,945)	(1,793)	(26,532)	(5,433)	(62,598)

	$(260,180)	$(453,217)	$(766,805)	$(1,779,068)	$(9,031,849)

Basic and Diluted Loss Per Share	$(0.02)	$(0.03)	$(0.05)	$(0.11)

Weighted Average Common
Shares Outstanding	15,544,509	15,841,843	15,499,889	15,786,285

The accompanying notes are an integral part of the consolidated financial statements.	4

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS

					From Inception
	For the Three-Months Ended		For the Nine-Months Ended		March 27, 1997
	September 30,		September 30,		Through
	2003	2004	2003	2004	Sept. 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(260,180)	$(453,217)	$(766,805)	$(1,779,068)	$(9,031,849)
Adjustments to reconcile net loss to net cash
used in operating activities:
Issuance of common stock for services	-	-	3,000	5,875	22,375
Issuance of common stock in
Company's organization	-	-	-	-	1,000
Compensation recognized on stock option grants	-	178,747	-	536,241	3,550,115
Loss on disposition of assets	-	-	-	-	358,749
Loss on impairment of goodwill	-	-	-	-	30,000
Depreciation and amortization	12,102	7,550	34,724	29,979	162,486
(Increase) decrease in assets
(Increase) decrease in prepaid expenses	-	63	12,130	189	(1,611)
(Increase) decrease in other assets	3,347	(83)	-	3,113	22
Increase (decrease) in liabilities
Increase in accrued compensation	-	76,221	-	370,905	370,905
Increase in trade and other payables	1,208	13,333	57,090	88,069	517,508

Net Cash Used in Operating Activities	(243,523)	(177,386)	(659,861)	(744,697)	(4,020,300)

Cash Flows from Investing Activities
Net proceeds from sale of timber and truss plant	-	-	-	-	211,639
Insurance proceeds on equipment theft	-	-	-	-	252
Acquisition of equipment and other property	(21,481)	(2,385)	(167,764)	(212,304)	(1,129,542)

Net Cash Used in Investing Activities	(21,481)	(2,385)	(167,764)	(212,304)	(917,651)

Cash Flows from Financing Activities
Gross proceeds from private stock offerings	271,865	168,199	754,359	877,631	5,185,303
Costs incurred in stock offerings	(10,026)	(7,367)	(53,557)	(49,970)	(352,144)
Advances from officer	110	-	-	-	129,810
Principal reduction on obligation under capital leases	(279)	(652)	(685)	(1,837)	(3,553)
Proceeds from loans	-	-	3,363	-	144,668
Loan repayments to officer	-	-	-	-	(127,382)
Purchase of treasury stock	-	-	-	-	(35,000)

Net Cash Provided by Financing Activities	261,670	160,180	703,480	825,824	4,941,702

Effect of Exchange Rates on Cash	(93)	254	7,616	(3,755)	5,035

Net Increase (Decrease) in Cash and Cash
Equivalents	(3,427)	(19,337)	(116,529)	(134,932)	8,786

Beginning Balance - Cash and Cash Equivalents	68,229	28,123	181,331	143,718	-

Ending Balance - Cash and Cash Equivalents	$64,802	$8,786	$64,802	$8,786	$8,786

The accompanying notes are an integral part of the consolidated financial statements.	5

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS

Supplemental Information:

Non-cash Investing and Financing Activities:

During the three-months ended September 30, 2004, the Company issued 1,569 shares of its common stock in consideration for services rendered in connection with the Company's public offering. The issued shares were valued at $7,845.

During the three-months ended September 30, 2003, the Company financed the entire purchase of computer equipment with a total cost of $7,748. In addition, during the same three months, the Company issued 300 shares on connection with its public offering. The shares were valued at $1,500.

Cash Paid For:

					From Inception
	For the Three-Months Ended		For the Nine-Months Ended		March 27, 1997
	September 30,		September 30,		Through
	2003	2004	2003	2004	Sept. 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest Expense	$198	$459	$506	$1,518	$3,523

Income Taxes	$-	$-	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.	6

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

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustment (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2004, and the results of its operations and cash flows for the three-month and nine-month periods ended September 30, 2003 and 2004. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. Reference should be made to Canadian Rockport Homes International, Inc.’s (the "Company") Form 10-K for the year ended December 31, 2003, for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

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

For ease in administration and to reduce costs, the Company in 2003 decided to dissolve RHCL and operate its Chilean operations solely through RT, which currently owns significantly all of the Company’s Chilean assets. The dissolution of RCHL was finalized on January 15, 2005.

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

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets that range from 3 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and for income tax reporting purposes. Depreciation expense for the three months ended September 30, 2003 and 2004 was $ 11,597 and $7,907, respectively. Depreciation expense for the nine months ended September 30, 2003 and 2004 was $ 33,882 and $29,565, respectively.

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Patents are being amortized over their respective remaining lives of 18 years. Amortization expense for the three-months ended September 30, 2003 and 2004 was $167, and $173, respectively. Amortization expense for the nine-months ended September 30, 2003 and 2004 was $501and $508, respectively.

Intangible assets consist of the following:

September 30, 2004
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)

Patents	$11,578	$2,316	$9,263	18

September 30, 2003
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)

Patents	$11,545	$1,787	$9,758	18

Estimated amortization expense for each of the next five years ended September 30, is as follows:

2005	$674
2006	674
2007	674
2008	674
2009	674
Total	$3,370

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

In December 2004, the FASB issued FASB Statement No. 152, Accounting for Real Estate TimeSharing Transactions - An Amendment of FASB Statements No. 66 and 67. This standard amends FASB Statement No. 66, Accounting for Sales of Real Estate, by referring users to AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

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

Note 3

Accrued Compensation

On January 1, 2004, the Company entered into employment, consulting, and other related contracts with its management and personnel. Under the terms of these various agreements, the Company is obligated to pay on a monthly basis approximately $82,000 in compensation. Due to the Company’s current cash flow requirements needed in the construction of its Chilean facility, monthly compensation currently being paid is approximately $41,000. The difference of approximately $41,000 a month is being accrued and will be paid when the Company has sufficient funds available. The terms of the contracts are for two years.

Note 4

Issuances of Common Stock

During the nine-months ended September 30, 2004, the Company issued 175,867 shares of its common stock through a private offering in exchange for $877,631. In addition, during the nine month period, the Company issued 4,173 shares for consulting services in connection with the private offering valued at $20,865 and 1,175 shares for other services valued at $5,875.

Note 5

Payable to Related Parties

In April 2002, two shareholders advanced $65,657 to the Company evidenced by two promissory notes that are assessed interest at an annual rate of 8%. The notes are due on demand. Under the terms of the notes, the Company issued 5,000 shares of its common stock to each lender at the time of repayment. The Company is imputing interest on the shares to be issued at a price of $5.00 per share. The imputed interest was charged to operations ratably over a one-year period, which Management believed to be the length of time that the loans will be outstanding. The balance of this obligation on September 30, 2004 totaled $119,693. Interest charged to operations for the nine months ended September 30, 2004 was $2,977.

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Note 6	Leases

The Company is a lessee of computer equipment under three capital leases expiring through August 28, 2007. The equipment and respective liabilities under these leases have been recorded at the fair value of the equipment and are being amortized over the estimated five-year useful life of the equipment. Amortization of equipment under the capital leases is included in depreciation expense for the nine months ended September 30, 2004.

Following is a summary of the property held under the capital leases at September 30, 2004:

Computer equipment	$12,331
Less: accumulated depreciation	(4,622)

$7,709

Minimum future lease payments under the capital lease over its remaining life are as follows for the years ended September 30:

2005	$4,634
2006	3,846
2007	3,092
2008	356
11,928

Less imputed interest	(3,385)

Present value of net minimum lease payments	$8,543

On March 7, 2001, the Company entered into an agreement for the lease of certain real property in Chile where the Company plans to build its plant. The lease is for twenty-four months commencing April 7, 2001. The monthly rent is $31,297. At the maturity of the lease, the Company had the option to acquire the property for $4,580,000. The Company paid $95,151 in commission and legal fees pertaining to the lease that have been capitalized were amortized over life of the lease. The balance due on this lease as of September 30, 2004 amounted to $283,985. The Company’s RCHL subsidiary has not made any payments towards this obligation since April 2002 and was in default under the terms of the lease agreement as of September 30, 2004.

In addition, the Company leases its Vancouver, B.C. office on a long-term lease expiring on December 31, 2006, payable in monthly installments of approximately $6,000.

Future minimum lease commitments pertaining to the Vancouver office lease expire as follows:

September 30, 2005	$73,358
September 30, 2006	73,358
September 30, 2007	18,339

Total future minimum lease payments	$165,055

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Note 7	Subsequent Events

As discussed in Note 1 the dissolution of RCHL was finalized on January 15, 2005. Pursuant to guidance from legal counsel, it is management’s belief that the related liabilities associated with this lease were extinguished in this dissolution. The total lease liability that was extinguished in 2005 included the $283,985 lease obligation reflected in the September 30, 2004 financial statements.

From October 1, 2004 through April 4, 2005, the Company received $1,903,825 through the issuance of 380,765 shares of its common stock and issued an additional 4,013 shares to various consultants for services, which were valued at $20,065.

Canadian Rockport Homes International, Inc.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three-Months Ended September 30, 2004 and 2003

From the Company’s inception, it has been in the development stage and has not commenced principal operations. During 2004, the Company is continuing the construction of its plant in Chile.

General and administration costs were $272,695 and $245,235, respectively, for the three-month periods ended September 30, 2004 and 2003.

Of the $272,695 incurred during the third quarter of 2004, $45,156 was incurred in the Company’s Chilean operations. The remaining $227,539 pertained to costs incurred in operating its Canadian offices and general administration.

The major expenses incurred in Chile during the third quarter of 2004 consisted of rent amounting to $3,947, salaries and related expenses totaling $29,831, professional fees of $1,826, depreciation of $2,152 and telephone and utilities of $2,187.

Other general expenses incurred in operating the Company’s Canadian offices during the third quarter of 2004 consisted of compensation and related costs of $205,539 (of which $80,610 has been accrued), depreciation expense of $8,648, rent of $19,082, and professional fees of $10,039. A total of $25,000 was received in the third quarter for reimbursement of travel and due diligence costs incurred in analyzing the feasibility of establishing manufacturing facilities in Ghana.

Of the $245,235 general and administration costs incurred during the third quarter of 2003, $113,466 was incurred in the Company’s Chilean operations. The remaining $131,769 pertained to costs incurred in operating its Canadian offices and general administration.

The major expenses incurred in Chile during the third quarter of 2003 consisted of salaries and related expenses totaling $56,170, depreciation expense of $5,345, rent amounting to $2,734, professional fees of $2,146, property taxes of $3,373 and travel expense of $22,811.

Other general expenses incurred in operating the Company’s Canadian offices during the third quarter of 2003 consisted of salaries and related payroll costs of $41,756, consulting fees of $15,857, professional fees of $23,157, rent of $18,158, depreciation expense of $5,755, telephone of $6,339 and office expense of $4,398.

Results of Operations for the Nine-Months Ended September 30, 2004 and 2003

General and administration costs were $1,237,412 and $743,370, respectively, for the nine-month periods ended September 30, 2004 and 2003.

Of the $1,237,412 incurred during the first nine months of 2004, $164,225 was incurred in the Company’s Chilean operations. The remaining $1,073,187 pertained to costs incurred in operating its Canadian offices and general administration.

The major expenses incurred in Chile during the first nine months of 2004 consisted of rent amounting to $10,817, salaries and related expenses totaling $93,134, professional fees of $9,678, office expense of $2,524, plant maintenance of $7,407, depreciation of $3,686, Chilean taxes of $15,637 and telephone and utilities of $14,008.

Other general expenses incurred in operating the Company’s Canadian offices during the first nine months of 2004 consist of compensation and related costs of $785,178 (of which $370,905 has been accrued), professional fees of $100,429, depreciation expense of $25,879, rent of $50,048, telephone of $14,134, office expense of $12,373, and travel expenses of $41,010.

Of the $743,370 incurred during the first nine months of 2003, $294,389 was incurred in the Company’s Chilean operations. The remaining $448,981 pertained to costs incurred in operating its Canadian offices and general administration.

The major expenses incurred in Chile during the first nine months of 2003 consisted of salaries and related expenses totaling $130,134, professional fees of $10,128, plant rental expense of $14,186, depreciation expense of $21,381 and travel expense of $39,444.

Other general expenses incurred in operating the Company’s Canadian offices during the first nine months of 2003 consisted of compensation and related costs of $175,842, consulting fees of $44,164, professional fees of $33,549, advertising and promotion of $32,304, rent of $53,021, telephone of $14,618, depreciation expense of $12,501 and office supplies of $12,762.

Liquidity and Capital Resources

Cash and cash equivalents as of September 30, 2004 and 2003 were $8,786 and $64,802, respectively.

During the nine months ended September 30, 2004, the Company received a total of $877,631 through the sale of 175,867 shares of its common stock. During the same period, the Company paid $744,697 in its operations, paid $209,770 towards the construction of the Chilean plant, paid $2,534, for the purchase of office equipment, paid $49,970 in costs associated with its public offering, and made principal payments on its equipment leases totaling $1,837.

During the nine months ended September 30, 2003, the Company received net proceeds of $757,902, of which $754,359 was received through the sale of 150,606 shares of the Company’s common stock, $3,363 was a repayment of an advance to an unrelated third party and $180 in interest. Of the amount received, $660,041 was used in the Company’s operations, $167,764 was used in the construction of its Chilean plant and for the purchase of other equipment, $685 reduction in the principal balance due on the purchase of computer equipment, and $53,557 was used in connection with the Company’s public offering.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

None

Item 2.     Changes in Securities and Use of Proceeds

During the three-months ended September 30, 2004, the Company received a total of $168,199 through the sale of 33,309 shares of the Company’s common stock. During the same period it issued 1,569 shares of its common stock for services rendered in connection with its public offering All shares issued for non-monetary consideration were valued at $5.00 per share.

During the period from October 1, 2004 through April 4, 2005, the Company issued 380,765 shares of its common stock in exchange for $1,903,825 and issued 4,013 shares of its common stock for services valued at $20,065.

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

Canadian Rockport Homes International, Inc.
Registrant

Date: April 11, 2005	By:	/s/ William R. Malone, CEO
William R. Malone, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 11, 2005	By:	/s/ William R. Malone, President
William R. Malone, President and Director

Date: April 11, 2005	By:	/s/ Shannon Downs, Secretary/Treasurer
Shannon Downs, Secretary/Treasurer and
Director

Date: April 11, 2005	By:	/s/ Nelson Riis, Director
Nelson Riis, Director