Form 10-K
period 2004-12-31
CANADIAN ROCKPORT HOMES INTERNATIONAL INC
filed 2005-08-26
CIK 1136263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to___________

Commission file number 333-62786

Canadian Rockport Homes International, Inc.
(Exact name of registrant as specified in its charter)

700 West Pender Street, Suite 507
Vancouver, B.C. Canada V6C 1G8
(604) 669-1081
(Address of principal executive office & telephone number)

Delaware	98-0354610
(State of incorporation)	(IRS Employer Identification #)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

☐ Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

☐ Check if disclosure of delinquent filers in response to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The common stock of Canadian Rockport Homes International, Inc. is not currently listed on any securities exchange, or quoted on any quotation service. There is currently no established public market for the common stock of Canadian Rockport Homes International, Inc.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

At August 19, 2005 the aggregate market value of the issued and outstanding common shares held by non-affiliates of the registrant, as computed based upon the price at which the common equity was sold, was $40,305,890. The number of shares outstanding of the registrant's common stock as of August 19, 2005 was 16,203,897.

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

Also in February 2001, the Company acquired all of the intellectual properties owned by TWiC Housing Corporation, relating to the TWiC system for the construction of houses. In exchange for the assets acquired, the Company issued 2,000,000 shares of its common stock. TWiC is wholly owned by a shareholder and former director of the Company. The Company valued the assets purchased, including patents pertaining to the TWiC System at an estimated historical cost of $10,057.

Canadian Rockport Homes International, Inc. (the Company), during fiscal year 2001 formed a subsidiary in Chile under the name Rockport Homes Chile Limitada ("RCHL"). Canadian Rockport Homes International, Inc. is a 1% owner of RHCL, with the remaining 99% owned by CHR. The Chilean subsidiary was formed to enable the Company to conduct operations in Chile. In 2003, all of its assets of RCHL were transferred to Rockport Trading, S.A ("RT"). RCHL was dissolved in 2005 and through the dissolution, all of the subsidiary's obligations including its liability on the rental of its former plant located in Quilicura totaling $283,985 were extinguished...

During 2002, the Company acquired certain assets of 598546 BC LTD, which included 100% of the outstanding shares of Rockport Trading S.A., a Chilean corporation, formerly Maderas Doradas Canadienses, S.A. ("RT"). At the time of its acquisition, RT had no operations. During the year, the Company sold all of the assets of RT except for the acquired building and land.

On March 24, 2004 the Company formed CRH of Nevada, Inc., a Nevada corporation ("CRHN"). CRHN was formed for the purpose of undergoing a migratory merger by which the company would move from the State of Delaware to the State of Nevada. The Company anticipates that the migratory merger will be completed in 2005.

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

Description of Business.

Canadian Rockport Homes International, Inc. is in the development stage with plans to manufacture and construct low cost concrete modular housing in developing nations and third-world countries. The Company's business is based upon its exclusive ownership of the TWiC technology which has been developed in Canada over the past thirty years by TWiC Housing Corp. Canadian Rockport Homes International, Inc. is in the process of constructing its manufacturing facility in Lampa, Chile where initial operations will commence. It is the Company's intent to complete the plant by December 31, 2005, barring financial constraints. The estimated cost to complete the plant is $350,000. The Company is in the process of raising the funds necessary to fund the completion of the plant. However, if the amounts raised are deficient, then Management plans to finance the remaining balance needed using the property as collateral against the amount financed. In 2005, the Company entered into an agreement to acquire 3.3998 hectares of land located in the Valle Grande Housing Project. a new housing development near Santiago, Chile, for the purpose of building houses to sell to the general public. The actual price paid for the land will be determined on the date of close, which will be when the seller completes the construction of the property's infrastructure. The Company expects the final purchase price to be approximately $560,000. The Company has the option to acquire additional land after this transaction is consummated.

Canadian Rockport Homes International, Inc.

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

Patents

The TWiC technology bears the United States Patent No. 5,997,792 and was filed on December 7, 1999. At present, the patent is effective and there are no pending challenges. However, United States patents are not recognized in many countries. The Company also has a patent on its technology in Chile. The Company has decided not to pursue its patent application with China at the present time.

Operations in Chile

Canadian Rockport Homes International, Inc. intends to conduct initial operations in Chile, through RT. RT is currently constructing a facility on its land located in Lampa, Chile which will house the manufacturing of the TWiC modular units. Canadian Rockport Homes International has also made initial contact with various potential Chilean customers and currently has 20 Chilean employees working on the construction of the plant and three employees working in the Company's Chilean office. Due to treaties between Canada and Chile, there is "free trade" between the two countries. There is currently no taxation on any profits which are invested in Chile or in RT. There is a 15% flat tax on profits moved from Chile into Canada, but due to a treaty between Canada and Chile, there is no double taxation on any repatriated profits.

Patents and Proprietary Rights

The company is relying heavily upon its use of the TWiC technology successfully to carry out its plan of operations. Thus, the company has purchased TWiC technology which is patented and is taking reasonable steps to protect the technology from being copied by any third party. The U.S. Patent number is 5,997,792 and was filed on December 7, 1999.

Employees

The Company currently has nine (9) employees working in its Canadian office and 23 employees working in Chile as discussed above. Further, the Company's President is providing services to the Company and is being paid through his wholly owned Corporation. The Company anticipates needing to recruit, train and manage local staff and other personnel in each third world country into which Canadian Rockport Homes International, Inc. expands, on an as needed basis.

Properties

The Company currently leases office space at 700 West Pender Street, Suites 507, Vancouver, B.C., Canada V6C 1G8. The company, through RT owns 2.5 acres of land located in Lampa, Chile where it its now building its manufacturing plant which will be utilized as offices and plant facilities in its Chilean operations. The plant and adjacent pad on which a gantry sits will utilize 50% of the acreage. Currently additional space in Chile is leased on a month-to-month basis from which its Chilean operations are currently housed.

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

Canadian Rockport Homes International, Inc.

Rockport Homes Ltd. Is involved in two lawsuits. The first relates to past due legal fees due a Canadian law firm. The Company is disputing the amounts being charged and the lawsuit is on going. In addition, Canadian Rockport Homes Ltd. is also being sued for alleged fees due a brokerage firm for duty paid in the transportation of Company assets into Chile. The Company disputes the claim and this lawsuit is also on-going.

Submission of Matters to a Vote of Security Holders

None during the year ended December 31, 2004.

Market for Common Equity and Related Stockholder Matters

Market Information

The common stock of Canadian Rockport Homes International, Inc. is not currently listed on any securities exchange, or quoted on any quotation service. There is currently no established public market for the common stock of Canadian Rockport Homes International, Inc.

Holders

Canadian Rockport Homes International, Inc. has approximately 15,913,484 shares of common stock outstanding as of December 31, 2004. Canadian Rockport Homes International, Inc. has approximately 2,589 shareholders. Canadian Rockport Homes International, Inc. has outstanding at December 31, 2004 stock options for 2,350,000 shares.

A schedule of options outstanding as of December 31, 2004 is as follows:

Exercise	Options
Price	Outstanding	Terms

$2.00	850,000 (a)	Exercisable 8 months after Company's common stock begins publicly trading

$2.00	1,300,000 (b)	Currently exercisable through October 31, 2005

$5.00	200,000 (c)	Exercisable 8 months after Company's common stock begins publicly trading

2,350,000

a) Of the 850,000 options outstanding, the following officers and related parties hold the following:

William Malone	100,000 option
Ryan Malone	100,000 options
Nelson Riis	100,000 options
Harry Gordon	50,000 options

Canadian Rockport Homes International, Inc.

b) Of the 1,300,000 options outstanding, the following officers and related parties hold the following:

William Malone	200,000 option
Ryan Malone	200,000 options
Nelson Riis	200,000 options
Harry Gordon	100,000 options

c) Of the 200,000 options outstanding, the following officers and related parties hold the following:

Ken Olsen	150,000 options

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

Plan Category
Equity
Compensation plans
approved by security
holders	-	-	-
Equity
Compensation plans
Not approved by
Security holders	2,350,000	$2.26	-

Canadian Rockport Homes International, Inc.

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

					From Inception
					(March 27, 1997)
					to
		December 31,			December 31,
	2001	2002	2003	2004	2004
Income	$-	$-	$-	$-	$-
Operating Expenses	(1,479,268)	(2,042,819)	(3,317,394)	(2,444,643)	(9,644,499)
Other income (expenses)	3,621	(27,686)	(28,917)	(11,903)	(64,828)
Net loss	(1,475,647)	(2,070,505)	(3,346,311)	(2,456,546)	(9,709,327)

Basic Loss Per Share	$(.10)	$(.14)	$(0.22)	$(0.16)

Assets
Current Assets
Cash	$223,823	$181,331	$143,718	$31,358
Receivables	-	-	5,736	-
Prepaid Expenses	500	500	1,792	1,652
Property and Equipment - Net	121,721	509,424	485,371	537,691
Construction in Progress	486,667	692,479	937,645	1,142,038
Other Assets
Deferred lease expense	59,469	11,894	-	-
Patent and intellectual
properties	10,981	10,341	9,758	9,116

Total Assets	$903,161	$1,405,969	$1,584,020	$1,721,855

Long-Term Debt	$-	$1,970	$7,697	$4,909

Canadian Rockport Homes International, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the fiscal year ending December 31, 2004 and 2003:

During the fiscal year ending December 31, 2004, the company was still in the construction phase of its plant in Lampa, Chile and has not generated any revenue since its inception. For 2004, the Company incurred a net operating loss of $2,456,546 as compared to its net operating loss in 2003 of $3,346,311. The $889,765 net decrease in 2004's net operating loss compared to 2003's net operating loss primarily relates to the decrease in the amount charged to operations for compensation of the fair value of options granted to employees and consultants of $1,526,685 ($756,189 in 2004 compared to $2,282,874 in 2003) and an increase in general and administrative expenses of $655,483 ($1,690,003 in 2004 compared to $1,034,520 in 2003).

The increase in 2004 general and administrative expenses over 2003 expenses pertains to increased legal and accounting expenses of $44,564 ($116,905 in 2004 as compared to $72,341 in 2003), decreased advertising of $26,844 ($11,885 in 2004 as compared to $38,729 in 2003) decreased rent of $(5,441) ($98,081 in 2004 as compared to $103,522 in 2003), decreased travel of $13,873 ($76,241 in 2004 as compared to $90,114 in 2003), an increase in salaries, benefits and other officer compensation of $800,726 ($1,178,839 in 2004 as compared to $378,113 in 2003), and decreased consulting fees of $(79,093) ($46,560 in 2004 as compared to $125,653 in 2003).

During 2003 and throughout 2004, the Company's president and other employees provided services to the Company through their wholly owned corporations. Further, of the $1,178,839 of compensation expense for 2004, only $560,279 have actually been paid. The remaining $618,560 has been accrued pursuant to the terms of the respective employment and other related agreements.. The increase in legal and accounting fees incurred in 2004 compared to 2003 relate to the costs associated with the Company's lawsuits and increased business activity. Of the general and administrative expenses amounting to $1,690,003 incurred in 2004, $164,425 relates to the Company's Chilean operations and $1,525,578 was incurred in the Company's Canadian operations. Of the general and administrative expenses amounting to $1,034,520 incurred in 2003, $233,785 relates to the Company's Chilean operations and $800,735 was incurred in the Company's Canadian operations The Company incurred interest expense of $11,943 during 2004 as compared to $29,102 in 2003. Of the $29,102 incurred in 2003, $12,500 was imputed on the common shares of the Company's common stock which was issued to the borrowers as part of the compensation.

Chilean Operations

During 2004, the rent on an apartment maintained by the Company amounted to $10,817 in 2004 as compared to $12,528 incurred during 2003. Compensation and related expenses incurred during 2004 amounted to $93,000 as compared to $107,069, which was incurred during 2003. During 2004 the Company incurred $9,678 in legal and accounting fees as compared to $10,284 incurred during 2003. Depreciation expense on the Company's Chilean assets during 2004 amounted to $3,885 as compared to $11,881 incurred during 2003.

Canadian Operations

Salaries, other compensation, and related costs for 2004 amounted to $1,085,839 as compared to $283,126 during 2003. Of the $1,085,839. $467,279 was paid during 2004 and the balance of $618,560 was accrued. Rent expense for 2004 amounted to $87,264 as compared to $79,100 for 2003. Advertising and promotion for 2004 amounted to $11,885 as compared to $35,935 for 2003. Legal and accounting fees charged to operations 2004 amounted to

Canadian Rockport Homes International, Inc.

$107,227 as compared to $61,255 for 2003. Depreciation expense for 2004 amounted to $39,235 as compared to $23,881 for 2003. Telephone expense for 2004 amounted to $20,300 as compared to $18,679 for 2003. Office expense for 2004 amounted to $17,411 as compared to $16,651 for 2003.

For the fiscal year ending December 31, 2003 and 2002:

During the fiscal year ending December 31, 2003, the company was still in the construction phase of its plant in Lampa, Chile and has not generated any revenue since its inception. For 2003, the Company incurred a net operating loss of $3,346,311 as compared to its net operating loss in 2002 of $2,070,505. The $1,275,806 net increase in 2003's net operating loss primarily relates to the charge to operations of the fair value of options granted to employees and consultants and a reduction in general and administrative expenses. The net increase in the amount of compensation relating to the granting of options in 2003 compared to 2002 was $1,949,207 ($2,282,874 in 2003 compared to $333,667 in 2002). The net decrease in general and administrative expense in 2003 as compared to 2002 was $(286,271) ($1,034,520 in 2003 and $1,320,791 in 2002).

The decrease in 2003 general and administrative expenses over 2002 expenses pertains to decreased legal and accounting expenses of $(63,669) ($72,341 in 2003 as compared to $136,010 in 2002), increased advertising of $19,817 ($38,729 in 2003 compared to $18,912 in 2002) decreased rent of $(393,384) ($103,522 in 2003 as compared to $496,906 in 2002), increased travel of $42,359 ($90,114 in 2003 as compared to $47,755 in 2002), an increase in salaries, benefits and other officer compensation of $111,751 ($378,113 in 2003 compared to $266,362), a decrease in consulting fees of $(37,561) ($125,653 in 2003 compared to $163,214 in 2002) During 2003, the Company's president and another employee began providing services to the Company through their wholly owned corporations. The compensation paid to these corporations totaling $63,794 is included in total 2003 compensation of $378,113. Legal and accounting fees incurred in 2003 relate to normal business activity, whereas in 2002, the Company was involved in filing its registration statement in Canada. Increased salaries and related compensation relates to an increase in number of employees in 2003 as compared to 2002.

Of the general and administrative expenses amounting to $1,034,520 incurred in 2003, $233,785 relates to the Company's Chilean operations and $800,735 was incurred in the Company's Canadian operations.

The Company incurred interest expense of $29,102 during 2003, the majority of which relates to interest accrued on a $65,657 demand loan borrowed from the two shareholders (See Note 6 to the financial statements).

Chilean Operations

During 2003, the Company incurred no rental expense on its Chilean plant as compared to $423,139 incurred in 2002. Rent on an apartment maintained by the Company amounted to $12,528 in 2003 as compared to $12,726 incurred during 2002. Compensation and related expenses incurred during 2003 amounted to $107,069 as compared to $113,536, which was incurred during 2002. During 2003 the Company incurred $10,284 in legal and accounting fees as compared to $20,108 incurred during 2002. Depreciation expense on the Company's Chilean assets during 2003 amounted to $11,881 as compared to $22,193 incurred during 2002. Travel expenses incurred during 2003 amounted to $11,786 as compared to $26,849 incurred in 2002.

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

Canadian Rockport Homes International, Inc.

Salaries and related costs for 2002 amounted to $235,447 as compared to $252,397 during 2001. Consulting fees during 2002 amounted to $51,968 as compared to $62,807 for 2001. Rent expense for 2002 amounted to $51,968 as compared to $40,481 for 2001. The increase in rent in 2002 relates to the Company's leasing of an additional office space. Advertising and promotion for 2002 amounted to $18,912 as compared to $18,647 for 2001. Legal and accounting fees charged to operations 2002 amounted to $120,209 as compared to $10,817 for 2001. Depreciation expense for 2002 amounted to $17,967 as compared to $10,013 for 2001. Telephone expense for 2002 amounted to $16,205 as compared to $12,078 for 2001. Office expense for 2002 amounted to $16,356 as compared to $19,355 for the same period last year.

Liquidity and Capital Resources

During the fiscal year ending December 31, 2004, the company received proceeds of $1,119,199 through the sale of its common stock, and $42,049 from its President. Of the amount received in 2004, $933,693 was used in operations, $278,301 was used in the construction of the Company's gantry, and plant, $1,016 was used to purchase furniture and equipment, $54,574 was used in the stock offerings, and $2,545 was used as principal reduction in capital lease obligation. Balance of cash and cash equivalents as of December 31, 2004 was $31,358; which was a decrease in cash of $112,360 for the fiscal year.

During the fiscal year ending December 31, 2003, the company received proceeds of $1,241,748 through the sale of its common stock, $252 from proceeds on an insurance claim and $1,841 from its President. Of the amount received in 2003, $947,843 was used in operations, $224,653 was used in the construction of the Company's gantry, display home, and plant, $9,375 was used to purchase furniture and equipment, $105,738 was used in the stock offerings, $1,296 was used as principal reduction in capital lease obligation, and $238 was repaid to the Company's President. Balance of cash and cash equivalents as of December 31, 2003 was $143,718; which was a decrease in cash of $37,613 for the fiscal year.

Critical Accounting Policies

The discussion and analysis of the Company's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with its Board of Directors, the Company have identified two accounting policies that it believes are key to an understanding of its financial statements. These are important accounting policies that require management's most difficult, subjective judgments.

The first critical accounting policy relates to the accounting for costs incurred in the construction of the Company's molds and related plant. All costs incurred in the construction of molds and plant are capitalized until completion. The molds will be depreciated over their respective lives. The costs incurred in the construction of the plant, will be depreciated over the lesser of the useful life of the plant or the term of the lease of the building housing the respective assets (if applicable).

The second critical accounting policy relates to expense recognition. All expenses are recognized at the time the respective expense was incurred.

Canadian Rockport Homes International, Inc.

Changes in Securities

During 2003, the Company issued 248,978 shares of its common stock through a private offering in exchange for $1,241,748. In addition, during the year, the Company issued 600 shares of its common stock for consulting services valued at $3,000, and 9,426 shares of its common stock for services rendered in connection with its private offerings valued at $47,310. The value of the shares issued in connection with the Company's private offerings was netted against the proceeds received.

During 2004, the Company issued 224,087 shares of its common stock through a private offering in exchange for $1,119,199. In addition, during the year, the Company issued 1,175 shares of its common stock for consulting services valued at $5,875, and 10,326 shares of its common stock for services rendered in connection with its private offerings valued at $51,360. The value of the shares issued in connection with the Company's private offerings was netted against the proceeds received.

For the period from January 1, 2005 through August 19, 2005, the Company issued 257,245 shares of its common stock through a private offering in exchange for $1,285,227, and issued 33,168 shares of its common stock for consulting services valued at $165,840.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Canadian Rockport Homes International, Inc.
Vancouver, British Columbia

We have audited the accompanying consolidated balance sheets of Canadian Rockport Homes International, Inc., (A Development Stage Company) as of December 31, 2003 and 2004, and the related consolidated statements of operations, and accumulated deficit, comprehensive loss, stockholders' equity, and cash flows, for the years ended December 31, 2002, 2003, and 2004 and for the period from the Company's inception (May 27, 1997) through December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for my opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Canadian Rockport Homes International, Inc. as of December 31, 2003 and 2004, and the results of its operations, and its cash flows for the years ended December 31, 2002, 2003, and 2004, and for the period from Company's inception (May 27, 1997) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jonathon P. Reuben
Jonathon P. Reuben, CPA
An Accountancy Corporation
August 19, 2005

F-2

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2004

Assets

Current Assets
Cash and cash equivalents	$143,718	$31,358
Employee advance	2,317	-
Loan receivable - related party	2,492	-
Receivable - other	927	-
Prepaid expenses	1,792	1,652

Total current assets	151,246	33,010

Property and Equipment
Land	400,000	400,000
Trucks	28,957	31,126
Furniture & equipment	183,887	286,357
Property held under capital leases	12,094	12,999
Leasehold improvements	1,570	1,688
	626,508	732,170
Less accumulated depreciation	(141,137)	(194,479)
	485,371	537,691
Construction in progress	937,645	1,142,038

Total property and equipment - net	1,423,016	1,679,729

Other Assets
Investment in common stock held for sale	-	-
Intangible assets subject to amortization::
Patents	9,758	9,116

Total other assets	9,758	9,116

Total Assets	$1,584,020	$1,721,855

The accompanying notes are an integral part of the financial statements.	F-3

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2004

Liabilities and Stockholders' Equity

Current Liabilities
Rent payable	$290,366	$292,465
Legal fees payable	133,412	166,047
Trade payables	9,102	34,364
Accrued compensation	-	618,560
Payroll taxes payable	2,645	43,018
Loans payable - related party	-	39,979
Loans payable - other	15,612	15,612
Current maturities of obligations under capital leases	2,539	3,364
Notes payable - current	113,450	127,594

Total current liabilities	567,126	1,341,003

Obligation under capital lease	7,697	4,909

Total liabilities	574,823	1,345,912

Stockholders' Equity
Common Stock, $.001 par value ; authorized
100,000,000 shares; issued and outstanding
15,677,896 shares as of December 31, 2003, and
15,913,484 shares as of December 31, 2004	15,678	15,913
Additional paid-in capital	8,237,056	10,063,510
Deficit accumulated during the development stage	(7,252,781)	(9,709,327)
Other comprehensive income	9,244	5,847

Total Stockholders' Equity	1,009,197	375,943

Total Liabilities and Stockholders' Equity	$1,584,020	$1,721,855

The accompanying notes are an integral part of the consolidated financial statements.	F-4

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

				From Inception
	For the Year Ended			(March 27, 1997)
		December 31,		Through
	2002	2003	2004	December 31, 2004
	(Restated)

Income	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	(1,320,791)	(1,034,520)	(1,690,003)	(5,487,624)
Compensation and consulting expense
incurred on option grants	(333,667)	(2,282,874)	(756,189)	(3,770,063)
Gain (loss) on disposition of assets	(358,361)	-	1,549	(356,812)
Loss on impairment of goodwill	(30,000)	-	-	(30,000)

Loss from operations	(2,042,819)	(3,317,394)	(2,444,643)	(9,644,499)

Other Income (Expenses)
Interest income	377	185	40	4,280
Interest expense	(28,063)	(29,102)	(11,943)	(69,108)

Net Loss Before Income Taxes	(2,070,505)	(3,346,311)	(2,456,546)	(9,709,327)

Income Taxes	-	-	-	-

Net Loss	$(2,070,505)	$(3,346,311)	$(2,456,546)	$(9,709,327)

Basic and Diluted Loss Per Share	$(0.14)	$(0.22)	$(0.16)

Weighted Average Common
Shares Outstanding	15,227,781	15,539,728	15,811,470

The accompanying notes are an integral part of the consolidated financial statements.	F-5

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

				From Inception
		For the Year Ended		(March 27, 1997)
		December 31,		Through
	2002	2003	2004	December 31, 2004
	(Restated)

Net Income	$(2,070,505)	$(3,346,311)	$(2,456,546)	$(9,709,327)

Other comprehensive income
Foreign currency translation adjustment	(1,515)	10,325	(3,397)	5,847

Net comprehensive loss	$(2,072,020)	$(3,335,986)	$(2,459,943)	$(9,703,480)

The accompanying notes are an integral part of the consolidated financial statements.	F-6

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM THE COMPANY'S INCEPTION (MARCH 27, 1997) THROUGH DECEMBER 31, 2004

						Deficit
						Accumulated		Equity Adjustment
					Additional	During the	Stock	from Foreign
		Transaction	Common Stock		Paid-in	Development	Subscription	Currency
	Unit Price	Date	Shares	Amount	Capital	Stage	Receivable	Translation

Shares issued on organizing Company	$0.00	3/27/1997	5,816,675	$5,817	(4,817)	$(1,050)	-	-
Adjustment to give effect to recapitalization on
February 15, 2001			1,135,186	1,135	(1,135)	-	-	-
Net loss from the Company's inception
(March 27, 1997) through December 31, 1997			-	-		-	-	-

Balance - December 31, 1997			6,951,861	6,952	(5,952)	(1,050)	-	-

Net loss for the year ended December 31, 1998			-	-		(96,259)	-	773

Balance - December 31, 1998			6,951,861	6,952	(5,952)	(97,309)	-	773
						-
Shares issued for cash	$21.49	6/30/1999	791	1	16,999	-	-	-
Shares issued for cash	$0.09	6/30/1999	791,000	791	72,409	(13,174)	65,000	-
Net loss for the year ended December 31, 1999			-	-	-	-	-	(1,483)

Balance - December 31, 1999			7,743,652	7,744	83,456	(110,483)	65,000	(710)

Shares issued in cancellation of indebtedness	$0.01	2/10/2000	847,500	848	6,153	-	-	-
Shares issued for services	$0.01	2/10/2000	113,000	113	887	-	-	-
(at estimated value of services rendered)
Shares issued for cash	$0.16	2/14/2000	339,000	339	53,898	-	-	-
Shares issued for cash	$0.16	2/14/2000	339,000	339	53,898	-	-	-
Shares issued in cancellation of indebtedness	$0.06	2/15/2000	56,500	57	3,444	-	-	-
Shares issued for cash	$0.16	3/2/2000	282,500	283	44,916	-	-	-
Shares issued for cash	$0.26	3/3/2000	141,250	141	36,017	-	-	-
Shares issued in cancellation of indebtedness	$0.07	3/8/2000	56,500	57	3,844	-	-	-

The accompanying notes are an integral part of the consolidated financial statements.	F-7

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM THE COMPANY'S INCEPTION (MARCH 27, 1997) THROUGH DECEMBER 31, 2004

						Deficit		Equity
						Accumulated		Adjustment
					Additional	During the		from Foreign
		Transaction	Common Stock		Paid-in	Development	Subscription	Currency
	Unit Price	Date	Shares	Amount	Capital	Stage	Receivable	Translation

Shares issued in cancellation of indebtedness	$0.53	3/8/2000	56,500	57	29,944	-	-	-
Shares issued for services	$0.09	3/8/2000	113,000	113	9,887	-	-	-
(at estimated value of services rendered)
Shares issued for cash	$0.16	3/28/2000	113,000	113	17,966	-	-	-
Shares returned to Company and cancelled	$31.61	4/13/2000	(791)	(1)	(24,999)	-	-	-
Cash received on subscription		9/26/2000	-	-	-	-	(10,000)	-
Shares issued for cash	$0.20	10/5/2000	226,000	226	44,972	-	-	-
Shares issued for cash	$0.32	10/5/2000	141,250	141	45,057	-	-	-
Shares issued in cancellation of indebtedness	$1.06	10/25/2000	28,250	28	29,972	-	-	-
Shares issued for services	$0.09	10/25/2000	28,250	28	2,472	-	-	-
(at estimated value of services rendered)
Shares issued for cash	$0.32	10/27/2000	226,000	226	72,090	-	-	-
Shares issued for cash	$0.16	10/30/2000	197,750	198	31,440	-	-	-
Cash received on subscription			-	-	-		(20,000)
Shares issued for cash	$0.32	10/31/2000	56,500	57	18,023	-	-	-
Shares issued for cash	$0.32	10/31/2000	56,500	57	18,023	-	-	-
Shares issued for cash	$0.32	11/1/2000	16,950	17	5,407	-	-	-
Shares issued for cash	$0.32	11/2/2000	28,250	28	9,012	-	-	-
Shares issued for cash	$0.32	11/2/2000	28,250	28	9,012	-	-	-
Shares issued for cash	$0.32	11/2/2000	113,000	113	36,045	-	-	-
Shares issued for cash	$0.32	11/6/2000	113,000	113	36,045	-	-	-

Shares issued for cash	$0.16	11/9/2000	113,000	113	17,966	-	-	-
Shares issued for cash	$0.32	11/10/2000	56,500	57	18,023	-	-	-
Shares issued for cash	$0.32	11/14/2000	113,000	113	36,045	-	-	-
Cash received on subscription		11/21/2000	-	-	-	-	(20,000)	-
Shares issued for cash	$0.32	11/24/2000	56,500	57	18,023	-	-	-
Shares issued for cash	$0.48	11/30/2000	94,129	94	45,104	-	-	-
Shares issued for services	$0.53	11/30/2000	18,871	19	9,981	-	-	-
(at estimated value of services rendered)
Shares issued for cash	$0.25	12/6/2000	522,625	523	129,647	-	-	-

The accompanying notes are an integral part of the consolidated financial statements.	F-8

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM THE COMPANY'S INCEPTION (MARCH 27, 1997) THROUGH DECEMBER 31, 2004

						Deficit
						Accumulated		Equity Adjustment
					Additional	During the		from Foreign
		Transaction	Common Stock		Paid-in	Development	Subscription	Currency
	Unit Price	Date	Shares	Amount	Capital	Stage	Receivable	Translation

Shares issued for cash through private placement
offering	$5.00		248,978	249	1,241,499	-	-	-
Shares issued for marketing services	$5.00		600	1	2,999	-	-	-
(at estimated value of services rendered)
Shares issued for services rendered in connection
with the Company's private placement offering	$5.00		9,462	9	(9)	-	-	-
(at estimated value of services rendered)
Cost incurred in offerings			-	-	(105,738)	-	-	-
Compensation expense from stock option grants			-	-	2,282,874	-	-	-
Net loss for the year ended December 31, 2003			-	-	-	(3,346,311)	-	10,325

Balance - December 31, 2003			15,677,896	15,678	8,237,056	(7,252,781)	-	9,244

Shares issued for cash through private placement
offering	$5.00		224,087	224	1,118,975	-	-
Shares issued for marketing services	$5.00		1,175	1	5,874	-	-
(at estimated value of services rendered)
Shares issued for services rendered in connection
with the Company's private placement offering	$5.00		10,326	10	51,620	-	-
(at estimated value of services rendered)
Cost incurred in offerings			-	-	(106,204)	-	-
Compensation expense from stock option grants			-	-	756,189	-	-
Net loss for the year ended December 31, 2004			-	-	-	(2,456,546)	-	(3,397)

Balance - December 31, 2004			15,913,484	$15,913	$10,063,510	$(9,709,327)	$-	$5,847

The accompanying notes are an integral part of the consolidated financial statements.	F-9

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM THE COMPANY'S INCEPTION (MARCH 27, 1997) THROUGH DECEMBER 31, 2004

						Deficit		Equity
						Accumulated		Adjustment
					Additional	During the		from Foreign
		Transaction	Common Stock		Paid-in	Development	Subscription	Currency
	Unit Price	Date	Shares	Amount	Capital	Stage	Receivable	Translation

Shares issued for cash through private placement
offering	$5.00		248,978	249	1,241,499	-	-	-
Shares issued for marketing services	$5.00		600	1	2,999	-	-	-
(at estimated value of services rendered)
Shares issued for services rendered in connection
with the Company's private placement offering	$5.00		9,462	9	(9)	-	-	-
(at estimated value of services rendered)
Cost incurred in offerings			-	-	(105,738)	-	-	-
Compensation expense from stock option grants			-	-	2,282,874	-	-	-
Net loss for the year ended December 31, 2003			-	-	-	(3,346,311)	-	10,325

Balance - December 31, 2003			15,677,896	15,678	8,237,056	(7,252,781)	-	9,244

Shares issued for cash through private placement
offering	$5.00		224,087	224	1,118,975	-	-
Shares issued for marketing services	$5.00		1,175	1	5,874	-	-
(at estimated value of services rendered)
Shares issued for services rendered in connection
with the Company's private placement offering	$5.00		10,326	10	51,620	-	-
(at estimated value of services rendered)
Cost incurred in offerings			-	-	(106,204)	-	-
Compensation expense from stock option grants			-	-	756,189	-	-
Net loss for the year ended December 31, 2004			-	-	-	(2,456,546)	-	(3,397)

Balance - December 31, 2004			15,913,484	$15,913	$10,063,510	$(9,709,327)	$-	$5,847

The accompanying notes are an integral part of the consolidated financial statements.	F-10

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				From Inception
	For the Year Ended			March 27, 1997
		December 31,		Through
	2002	2003	2004	December 31, 2004
	(Restated)
Cash Flows from Operating Activities
Net Loss	$(2,070,505)	$(3,346,311)	$(2,456,546)	$(9,709,327)
Adjustments to reconcile net loss to net cash
used in operating activities:
Issuance of common stock for services	-	3,000	5,875	22,375
Issuance of common stock in Company's organization	-	-	-	1,000
Compensation recognized on stock option grants	333,667	2,282,874	756,189	3,770,063
(Gain) Loss on disposition of assets	358,361	388	(1,549)	357,200
Loss on impairment of goodwill	30,000	-	-	30,000
Depreciation and amortization	40,804	50,336	43,791	176,298
(Increase) Decrease in Assets
(Increase) decrease in prepaid expenses	47,574	10,687	255	(1,545)
(Increase) in other assets		(3,091)	3,253	162
Increase (Decrease) in Liabilities
Increase in trade and other payables	291,848	26,356	91,213	465,492
Increase in accrued compensation	-	-	618,560	618,560
Increase in notes payable	27,242	27,918	5,266	60,426

Net cash used in operating activities	(941,009)	(947,843)	(933,693)	(4,209,296)

Cash Flows from Investing Activities
Net proceeds on sale of timber and truss plant	211,639	-	-	211,639
Insurance proceeds on equipment theft	-	252	-	252
Acquisition of equipment and other property	(230,213)	(234,028)	(279,317)	(1,196,555)

Net cash (used) in investing activities	(18,574)	(233,776)	(279,317)	(984,664)

Cash Flows from Financing Activities
Gross proceeds from private offerings	870,353	1,241,748	1,119,199	5,426,871
Costs incurred in stock offerings	(10,867)	(105,738)	(54,574)	(356,748)
Officer advances	103,826	1,841	42,049	171,859
Proceeds from loans	70,268	-	-	144,668
Repayments on officer loans	(102,825)	(238)	-	(127,382)
Principal reduction on obligations under capital leases	(420)	(1,296)	(2,545)	(4,261)
Purchase of treasury stock	(10,000)	-	-	(35,000)

Net cash provided by financing activities	920,335	1,136,317	1,104,129	5,220,007

Effect of exchange rates on cash	(3,244)	7,689	(3,479)	5,311

Net Increase (Decrease) in Cash and Cash
Equivalents	(42,492)	(37,613)	(112,360)	31,358

Beginning Balance - Cash and Cash Equivalents	223,823	181,331	143,718	-

Ending Balance - Cash and Cash Equivalents	$181,331	$143,718	$31,358	$31,358

The accompanying notes are an integral part of the consolidated financial statements.	F-11

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Information:

Non-cash Investing and Financing Activities:

During 2002, the Company issued 200,000 shares of its common stock in exchange for substantially all of the assets of 598546 B.C., Ltd. The Company valued the assets received at $1,000,000, the estimated fair market value of the shares issued. Subsequent to the acquisition, the Company sold all of the timber and a truss plant received from 598546 B.C. and recognized a loss of $358,361 on the sale. In addition, the Company charged $30,000 allocated to goodwill in the purchase to operations.

During 2003, the Company issued 9,462 shares of its common stock for services rendered in connection with its private offerings. The services were valued at $47,310, the estimated value of the shares issued.

During 2003, the Company acquired computer equipment through capitalized leases. The price of the leased equipment amounted to $8,003

During 2004, the Company issued 10,326 shares of its common stock for services rendered in connection with its private offerings. The services were valued at $51,630, the estimated value of the shares issued.

Cash Paid For:

				From Inception
	For the Year Ended			(March 27, 1997)
		December 31,		Through
	2002	2003	2004	December 31, 2004

Interest Expense	$821	$1,184	$2,597	$4,602

Income Taxes	$-	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.	F-12

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as discussed in Note 12, the Company has not generated any income and continues to have recurring operating losses. These matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management continues to raise funds through private offerings and is still seeking manufacturing contracts. Management believes that these sources of funds and current liquid assets will allow the Company to continue as a going concern. However, no assurances can be made that current or anticipated sources of funds will enable the Company to finance future periods' operations.

Business Activities and Related Risks

Canadian Rockport Homes International, Inc was incorporated in Delaware on January 10, 1996 under the name, Lenz Products, Inc. The Company changed its name to Canadian Rockport Homes International, Inc. in early 2001.

The Company is in the development stage as defined in FASB Statement 7 and currently has plans to manufacture and erect low cost concrete modular buildings. The Company has not paid any dividends and any dividends that may be paid in the future will depend on the financial requirements of the Company and other relevant factors.

In February 2001, the Company acquired all of the outstanding shares of Canadian Rockport Homes, Ltd., ("CRH"), a company incorporated in the Province of British Columbia on March 26, 1997, in exchange for issuing 11,300,000 shares of its common stock. For financial reporting purposes, the acquisition was treated as a reverse acquisition whereby CRH's operations continue to be reported as if it had actually been the acquirer. Assets and liabilities continue to be reported at the Acquiree's historical cost because before the reverse acquisition, the Company had nominal assets, liabilities and operations.

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

For ease in administration and to reduce costs, the Company in 2003 decided to dissolve RHCL and operate its Chilean operations solely through RT, which currently owns significantly all of the Company's Chilean assets. The dissolution of RCHL was finalized on January 15, 2005 (See Note .14 - Subsequent Events)

On March 24, 2004 the Company formed CRH of Nevada, Inc., a Nevada corporation ("CRHN"). CRHN was formed for the purpose of undergoing a migratory merger by which the company would move from the State of Delaware to the State of Nevada. As a result of the merger, CRHN would assume all of the assets and liabilities of the Company and be renamed as 'Canadian Rockport Homes International, Inc.' The purpose of the merger is to take advantage of Nevada state tax treatment for the Company which Management believes is more favorable to the Company than Delaware state tax treatment. It is not anticipated that there will be any other material difference due to the migratory merger. The Company anticipates that the migratory merger will be completed in 2005.

The Company maintains all of its cash deposits at two banks, one in Canada and one in Chile. The Company's bank accounts are not insured.

Principles of Consolidation

The accompanying financial statements include the accounts and transactions of Canadian Rockport Homes International, Inc. and its wholly owned subsidiaries, Canadian Rockport Homes, Ltd., Rockport Homes Chile Limitada, Canadian Rockport Trading Limitada, and CRH of Nevada Inc. Intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency Translations

For foreign operations whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders' equity.

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets that range from 3 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and for income tax reporting purposes. Depreciation expense for 2002, 2003 and 2004 was $40,160, $49,667 and $43,120, respectively.

Intangible Assets

Patents are being amortized over their respective remaining lives of 18 years. Amortization expense for 2002, 2003 and 2004 was $644, $669, and $671, respectively.

Intangible assets consist of the following:

December 31, 2004
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)

Patents	$11,607	$2,491	$9,116	18

December 31, 2003
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)

Patents	$11,568	$1,810	$ 9,758	18

December 31, 2002
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)

Patents	$11,474	$1,133	$ 10,341	18

Estimated amortization expense for each of the next five years ended December 31, is as follows:

2005	$642
2006	642
2007	642
2008	642
2009	642
Total	$3,210

Net Loss Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS 128, any anti-dilutive effects on net earnings (loss) per share are excluded. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 16,487,788, 17,267,079 and 18,864,330 in 2002, 2003 and 2004, respectively. Such amounts include shares potentially issuable under outstanding options and warrants. (see Note 4 and 10).

Issuances Involving Non-cash Consideration

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

Note 2 - Recent Accounting Pronouncements

The FASB recently issued the following statements:

In December 2004, the FASB issued FASB Statement No. 153, exchanges of Nonmonetary Assets, which is an amendment of APB Opinion No. 29. The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company adopted this statement on January 1, 2005. The adoption of the statement should not cause a significant change in the current manner in which the Company accounts for its exchanges of nonmonetary assets.

In December 2004, the FASB issued FASB Statement No. 152, Accounting for Real Estate TimeSharing Transactions - An Amendment of FASB Statements No. 66 and 67. This standard amends FASB Statement No. 66, Accounting for Sales of Real Estate, by referring users to AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. Statement 152 also amends FASB Statement No. 67, Accounting for Costs and Initial Operations of Real Estate Projects, to state that the guidance for "incidental operations" and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. Statement 152 is effective for financial statements for fiscal years beginning after June 15, 2005. This statement is not applicable to the Company's current operations.

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

Note 3 - Accrued Compensation

On January 1, 2004, the Company entered into employment, consulting, and other related contracts with its management and personnel. Under the terms of these various agreements, the Company is obligated to pay on a monthly basis approximately $82,000 in compensation. Due to the Company's current cash flow requirements needed in the construction of its Chilean facility, monthly compensation currently being paid is approximately $31,000. The difference of approximately $51,000 a month is being accrued and will be paid when the Company has sufficient funds available. The terms of the contracts are for two years.

Note 4 - Issuances of Common Stock

During the year ended December 31, 2002, the Company issued 173,738 shares of its common stock through a private offering in exchange for $870,353. In addition, the Company issued 200,000 shares of its common stock in exchange for certain assets of 598546 BC LTD (see Note 1).

During the year ended December 31, 2003, the Company issued 248,978 shares of its common stock through a private offering in exchange for $1,241,748. In addition, the Company issued 9,462 shares of common stock to various consultants relating to the Company's private offering. The services were valued at $47,310, the estimated value of the shares for the services rendered, and were charged against the offering proceeds received. In addition, in 2003, the Company issued 600 shares to a consultant for marketing services. The services were valued at $3,000, the estimated value of the shares issued for the services rendered.

During the year ended December 31, 2004, the Company issued 224,087 shares of its common stock through a private offering in exchange for $1,119,199. In addition, the Company issued 10,326 shares of common stock to various consultants relating to the Company's private offering. The services were valued at $51,630, the estimated value of the shares for the services rendered, and were charged against the offering proceeds received. In addition, in 2004, the Company issued 1,175 shares to a consultant for marketing services. The services were valued at $5,875, the estimated value of the shares issued for the services rendered.

In connection with the above private offerings, the Company issued a total of warrants to purchase 752,860 shares of the Company's common stock at a price of $7.00. The warrants expire two years after the first date that the Company's stock is publicly traded.

Note 5 - Investments

Through legal action against a consultant who failed to provide the agreed upon services after being paid, the Company received shares of stock in 598546 BC Ltd, a closely held Canadian corporation from which the Company acquired Canadian Rockport Trading Limitada.. The Company has valued the shares at $0 and has charged the costs relating to the legal action totaling $1,915 to operations.. The company of which shares were acquired currently has no operations and its only significant asset is its cumulative net operating loss that can be utilized for income tax reporting purposes.

Note 6 - Related Party Transactions

a.	On February 5, 2001, the Company acquired all of the intellectual properties owned by TWiC Housing Corporation relating to the TWiC system for the construction of houses. Included in the assets acquired were the patents pertaining to the TWiC System. In exchange for the assets acquired, the Company issued 2,000,000 shares of its common stock. Under the terms of the purchase agreement, the shares issued have restricted covenants as to when the shares are free to sell or transfer. TWiC's is wholly owned by Harry Gordon, a shareholder and director of the Company. The Company valued the assets purchased at their estimated historical cost of $10,057. The Company is amortizing the purchase price over 18 years, the remaining life of the related patents.

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

b.	On January 10, 2001, the Company entered into an agreement with TWiC for the manufacturing of 32 molds and the supply of the services required to construct the Company's Chilean plant. For these molds and services, the Company agreed to pay $1,600,000 consisting of $1,400,000 cash, and 100,000 shares of common stock valued at $2.00 per share. Under the terms of the agreement the Company is to make a $300,000 down payment and pay the remainder of the balance due in progressive draws. During the year ended December 31, 2001, the Company paid $285,000 and issued the 100,000 shares of its common stock. The $485,000 has been included in construction in progress. No payments were made in 2002. Total amounts paid towards this agreement in 2003 were $10,315.

On June 9, 2004, this agreement was concluded and the Company and TWiC each released each other from any further obligations that they had under it.

c.	The Company and its President have made advances and repayments to each other. These advances are non-interest bearing and due upon demand. The balance due the Company by its President as of December 31, 2003 was $2,492. The balance due the President by the Company as of December 31, 2004 was $39,979.

d.	Acquisition of Rockport Trading Limitada

In June 2002, the Company consummated its acquisition of certain assets of 598546 B.C. Ltd in exchange for 200,000 shares of its common stock. The price allocated to the assets acquired was based upon the market value of the shares issued of $5.00 per share. The assets acquired and their respective allocated values are as follows:

Land	$400,000
Truss plant	120,000
Timber	450,000
Goodwill	30,000
$1,000,000

The timber was sold during the second quarter of 2002 for $131,329, net selling expenses resulting in a loss from the sale of $318,671. The truss plant were sold during the third quarter of 2002 for $80,310, net of selling expenses resulting in a loss of $39,690.

The Company deemed the goodwill acquired to be impaired and charged the full amount to operations during the fourth quarter of 2002.

At the time of the acquisition, 598546 B.C. Ltd. was owned by a shareholder of the Company. As of December 31, 2004, the Company owned 14% of 598546 B.C. Ltd. (See Note 5 - Investments).

e.	In April 2002, two shareholders advanced $65,657 to the Company evidenced by two promissory notes that are assessed interest at an annual rate of 8%. The notes are due on demand. Under the terms of the notes, the Company issued 5,000 shares of its common stock to each lender at the time of repayment. The Company is imputing interest on the shares to be issued at a price of $5.00 per share. The imputed interest was charged to operations ratably over a one-year period, which Management believed to be the length of time that the loans will be outstanding. The balance of this obligation on December 31, 2004 and 2003 was $127,594 and $113,450, respectively. Interest charged to operations for 2002, 2003 and 2004 was $27,242, $14,353 and $5,266.

Note 7 - Income Taxes

The Company is in the development stage and incurred net operating losses, therefore no provisions for income taxes have been established. As of December 31, 2004, the Company's net operating losses totaled $9,709,325, which expire in various years through 2024.

An allowance has been provided that reduced the tax benefits accrued by the Company for these operating losses to zero as it cannot be determined when, or if, the tax benefits derived from these losses will materialize.

Note 8 - Leases

The Company is a lessee of computer equipment under three capital leases expiring through August 28, 2007. The equipment and respective liabilities under these leases have been recorded at the fair value of the equipment and are being amortized over the estimated five-year useful life of the equipment. Amortization of equipment under the capital leases is included in depreciation expense.

Following is a summary of the property held under the capital leases:

	2002	2003	2004
Computer equipment	$3,033	$12,094	$12,999
Less: accumulated depreciation	(505)	(2,404)	(5,636)
	$2,528	$9,690	$7,363

Minimum future lease payments under the capital leases over their remaining lives are as follows:

2005	$4,885
2006	3,698
2007	2,958
2008	376
11,917

Less imputed interest	(3,644)

Present value of net minimum lease payments	$8,273

On March 7, 2001, the Company entered into an agreement for the lease of certain real property in Chile where the Company plans to build its plant. The lease is for twenty-four months commencing April 7, 2001. The monthly rent is $31,297. At the maturity of the lease, the Company had the option to acquire the property for $4,580,000. The Company paid $95,151 in commission and legal fees pertaining to the lease that have been capitalized were amortized over life of the lease. The balance due on this lease as of December 31, 2004 amounted to $283,985. The Company's RCHL subsidiary has not made any payments towards this obligation since April 2002 and was in default under the terms of the lease agreement as of December 31, 2004.

In addition, the Company leases its Vancouver, B.C. office on a long-term lease expiring on December 31, 2006, payable in monthly installments of approximately $7,000.

Rent expense for 2002, 2003 and 2004 totaled $496,906, $103,522 and $98,081, respectively.

Future minimum lease commitments pertaining to the Vancouver office lease expire as follows:

December 31, 2005	$84,000
December 31, 2006	84,000

Total future minimum lease payments	$168,000

Note 9 - Investment in Unconsolidated Joint Venture

On August 20, 2003, the Company entered into an agreement with Urrutia Conus & Asociados ("SerCon") to form a joint venture under the name of Inmoboiliaria y Construcciones Ser-Con Rockport ("ICSR"). Each party has a 50% ownership interest in the joint venture. The joint venture was formed for the purpose of building and selling houses using the technology of the

Company. Under the agreement SerCon is responsible for the construction of each property's foundation, patio, carport, utility hook-up, and fences. The Company is responsible for the manufacturing of the dwellings.

For 2003, the Company incurred a net loss in the joint venture equal to its total investment amounting to $6,288. The Company terminated the joint venture in 2003.

Note 10 - Stock Options

In 2001, the Company granted to certain employees, directors and consultants, options to acquire 1,150, 000 shares of the Company's common stock at a price of $2.00 per share of which 150,000 options were forfeited during the year, The options are exercisable eight months after the commencement of the Company's stock trading publicly for a period of two years. In the event that the eight-month period ends after January 1, 2003, the expiration date of the options extend to the first business day after the eight-month period expires. As of December 31, 2003, the Company's common stock has yet to commence trading.

In 2003, the Company granted to certain employees, directors, and consultants, options to acquire 1,300,000 shares of the Company's common stock at a price of $2.00 per share. The options are exercisable through October 31, 2005; however, if the Company commences a second public offering, the options are not exercisable during the period from 60 days before the commencement of the pubic offering through 60 days after the commencement of the public offering. In 2003, 50,000 options were forfeited.

Also in 2003, the Company granted an option to an employee to purchase 50,000 shares of its common stock at a price of $5.00 per share. The options are exercisable eight months after the Company begins trading its shares publicly and must be exercised within two years once vested.

In 2004, the Company granted two consultants options to acquire 150,000 shares of its common stock at $5 per share. The options are exercisable eight months after the Company begins trading its shares publicly and must be exercised within two years once vested. Also in 2004, options to acquire 100,000 shares of the Company's common stock were cancelled.

In 2003, the Company adopted the fair value method of accounting for its stock based compensation pursuant to FASB Statement 123. Prior to the adoption of FASB 123, the Company used the intrinsic value method under APB Opinion 25.

In the change from APB 25 to FASB 123, the Company restated its losses from operations in 2002 to reflect the application of FASB 123. A reconciliation of the restated net loss and basic loss per share for 2002 is as follows:

2002
Net loss as originally reported	$(1,736,838)
Compensation on stock option grants,
net of related tax effects	(333,667)
Net loss as restated	$(2,070,505)
Basic loss per share as originally reported	$(.11)
Compensation on stock option gains	(.03)
Basic loss per share - as restated	$(.14)

The following is a summary of the outstanding options:

		Weighted Average
	Number of Shares	Exercise Price

Outstanding - December 31, 2002	1,000,000	$2.00

Granted	1,350,000	2.11
Exercised	-	-
Forfeited	(50,000)	(2.00)

Outstanding - December 31, 2003	2,300,000	2.06

Granted	150,000	5.00
Exercised	-	-
Forfeited	(100,000)	(2.00)

Outstanding - December 31, 2004	2,350,000	$2.26

Average fair value for options granted
October 2003		$ 3.09
(Exercise price $2.00 per share)

Average fair value for options granted
December 2003		$ 1.16
(Exercise price $5.00 per share)

Average fair value for options granted
February 2004		$ 1.54
(Exercise price $5.00 per share)

Average fair value for options granted
December 2004		$ 1.57
(Exercise price $5.00 per share)

The following is a summary of the status of fixed options outstanding at December 31, 2004:

Outstanding Options			Exercisable Options
		Weighted			Weighted
		Average			Average
Exercise		Exercise	Exercise		Exercise
Price	Number	Price	Price	Number	Price
$2 - $5	2,350,000	$2.26	$2	1,100,000	$2

The assumptions used in determining the fair value of options granted are as follows:

	2003	2004
Weighted average risk-free interest rate	1.5%	3.0%
Weighted average expected life	2.75 years	4.24 years
Expected volatility	30%	30.%
Expected dividends	0	0

Note 11 - Segment Reporting

Currently, the Company has only one principal reportable segment, its Chilean operation, which is still in the construction phase. The Company's corporate offices are located in Vancouver, B.C. A schedule reflecting the application of costs and expenses for the years ended December 31, 2002, 2003 and 2004 on a geographical basis for the two facilities is as follows:

2002
	Chilean operations		$(1,398,645)
	Corporate offices		(671,860)
	Net operating loss		$(2,070,505)
2003
	Chilean operations	$	(233,785)
	Corporate offices		(3,112,526)
	Net operating loss		$(3,346,311)
2004
	Chilean operations	$	(164,425)
	Corporate offices		(2,292,121)
	Net operating loss		$(2,456,546)

Company assets at December 31, 2003 and 2004 are located as follows:

2003
	Chilean operations	$1,390,245
	Corporate offices	193,775

	Total assets	$1,584,020

2004
	Chilean operations	$1,652,911
	Corporate offices	68,944

	Total assets	$1,721,855

Note 12 - Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception (March 27, 1997). In addition, the Company has used substantial amounts of working capital in its operations.

Further, at December 31, 2004, current liabilities exceed current assets by approximately $1,304,000 and the deficit accumulated during the development stage amounted to approximately $9,709,000. In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management continues to raise funds through private offerings and is still seeking manufacturing contracts. Management believes that these sources of funds and current liquid assets will allow the Company to continue as a going concern. However, no assurances can be made that current or anticipated sources of funds will enable the Company to finance future periods' operations.

Note 13 - Contingencies

The Company is being sued for past due legal fees. The Company is disputing the amounts being charged and the lawsuit is on going. In addition, the Company is also being sued for alleged fees due a brokerage firm for duty paid in the transportation of Company assets into Chile. The Company disputes the claim and this lawsuit is also on-going. Management has accrued in its liabilities what it believes to be a sufficient amount to pay the two claims upon their eventual resolution.

In issuing certificates evidencing the number of shares held by the respective shareholders, the Company's former transfer agent issued certificates for more shares than were actually outstanding. The Company did not catch this error and these certificates were mailed to the respective shareholders. The Company is in the process of retrieving and canceling the excess issued shares

Note 14 - Subsequent Events

As discussed in Note 1 the dissolution of RCHL was finalized on January 15, 2005. Pursuant to guidance from legal counsel, it is management's belief that the related liabilities associated with this lease were extinguished in this dissolution. The total lease liability that was extinguished in 2005 included the $283,985 lease obligation reflected in the December 31, 2004 financial statements.

For the period from January 1, 2005 through August 19, 2005, the Company issued 257,245 shares of its common stock through a private offering in exchange for $1,285,227, and issued 33,168 shares of its common stock for consulting services valued at $165,840.

In 2005, the Company entered into an agreement to acquire 3.3998 hectares of land located in the Valle Grande Housing Project. a new housing development near Santiago, Chile, for the purpose of building houses to sell to the general public . The actual price paid for the land will be determined on the date of close, which will be when the seller completes the construction of the property's infrastructure. The Company expects the final purchase price to be approximately $560,000. The Company has the option to acquire additional land after this transaction is consummated.

In connection with the land purchase, the Company borrowed $515,000 from a shareholder. Under the terms of the loan, the shareholder received an approximate 36.7857% interest in a General Security Agreement that incompasseses 1) the Company's plant located in Lampa, Chile; the Chilean land located as discussed above, 3 module display homes located on the land (once built), and building material used in the building of the houses on the subject land. In order for the Company to sell individual lots to homebuyers free of any encumbrances, the shareholder has agreed to release his security interest in phases of 40 lot increments. In consideration for the loan, the Company has agreed to pay him interest on the loan assessed at 7%pper annum plus a profit sharing interest equal to 36.7857% of $3,277 per house on the first 229 houses that the Company sales totaling approximately $276,052. Profit sharing payments will be made in 11 installments; the first 10 in 20 house increments of approximately $24,109, and then a final payment of approximately $34,962. The shareholder has a right to receive his profit sharing payments in cash or in shares of the Company's common stock at a conversion price of $5 per share. The principal loan balance of $515,000 will be paid within two years.

In 2005, the Company's President advanced the Company approximately $150,000, which is assessed interest at a rate of 2% per month. The loan is unsecured and due on demand.

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

Directors and Executive Officers of the Registrant

Canadian Rockport Homes International, Inc. directors and principal executive officers are as follows:

Name	Age	Position

Nelson Riis	63	Executive Vice-President, and Director
Dr. William R. Malone	64	CEO, Chairman of the Board of Directors
Shannon Downs	45	CFO, Secretary, Treasurer, and Director

Canadian Rockport Homes Ltd. directors, principal executive officers and key employees are:

Name	Age	Position

Dr. William R. Malone	64	President, CEO, and Director
Nelson Riis	63	Executive Vice President Director
Kenneth Olsen	44	Vice-President of Manufacturing
Donald Belsby	68	Director
Ryan Malone	33	Director

Rockport Homes Chile Limitada directors and principal officers are, as follows:

Name	Age	Position
Dr. William R. Malone	64	President, Secretary, Treasurer and Director

Rockport Trading S.A. directors and principal officers are, as follows:

Name	Age	Position
Dr. William R. Malone	64	President, Secretary, Treasurer and Director

CRH of Nevada, Inc. directors and principal officers are, as follows:

Name	Age	Position
Dr. William R. Malone	64	President, Secretary, Treasurer and Director

In September 2004, Ms. Carol Laeser was relieved from her position as CFO and director of Canadian Rockport International, Inc. for cause. Also in 2004, Harry Gordon resigned his position as Secretary and director of Rockport Homes International Inc. and as Secretary, Treasurer, Vice President of Engineering and Design, and Director of Rockport Homes Ltd.

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

Mr. Harry Gordon, as a structural engineer, mechanical engineer, and heating and ventilating designer, has worked with Trans-Canada Airlines, C.D. Howe Company, Consolidated Mining and Smelting, and H.A. Simons Ltd. Mr. Gordon established H. Gordon Engineering Limited in 1965, supplying services to the forestry industry and the construction industry, primarily in the commercial and residential fields. The largest single contract undertaken by this firm was the design of site, services and structures for a large pulp and paper mill in Nigeria. Other assignments included four ship loader tower designs for installations on the Western Coast of Canadian and United States and on Richards Bay, South Africa. Mr. Gordon initiated development of thin-wall-in-concrete housing modules and obtained first patents in the name of Formete Structures Ltd. Since the disbanding of his engineering firm in 1990, he has accepted structural assignments and continues development and engineering on the thin-wall-in-concrete module as president of TWiC Housing Corp. Mr. Gordon resigned his position with the Company in 2004.

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

Ms. Carol Laeser spent four years at the University of British Columbia where she took business and accounting courses. Ms. Laeser has more than fourteen years of business experience working with accounting firms as well as running her accounting business. Her responsibilities included budget preparations, minimizing taxes, supervising accounting systems, creating monthly financial statements and being part of a strategic goal setting team. Ms. Laeser present duties are CFO. She is also developing Rockport's own Web service that will connect the various plants to the Corporate Headquarters in Vancouver. This system will also assist in our quality control and security requirements. Ms. Laeser was relieved of her duties as CFO and Director in September 2004 for cause.

Mr. Ryan Malone has many years' hands on supervisory experience in the communication/construction business in overseas and North America projects. Present duties include execution of all Sales contracts including arranging schedules for production, construction, delivery of housing, Recruitment, as well as management of all project management staff.

Kenneth Olsen, B.Sc. (Eng), MBA, is a member of the CRH Board of Directors and CRH's Vice-President, Manufacturing. Mr. Olsen holds a degree in Mechanical Engineering and an Masters of Business Administration from the University of Saskatchewan. Mr. Olsen has sixteen (16) years of progressive professional experience with both small and large manufacturing companies including ten (10) years with Nortel Networks. Mr. Olsen has developed particular expertise in the areas of Operations Management, Supply Chain Management, Quality Management, People Leadership, and New Product Introduction. Mr. Olsen is a member of Mensa Canada.

Shannon Downs is has been a Member of the Company's Board of Directors since December, 2004 and serve in the capacity of the Company's Chief Financial Officer and the Office Manager of the Company's Vancouver office.

Canadian Rockport Homes International, Inc.

She was with her previous employer, Vancouver Mill Fuels, for over twenty-six years, during which time that company underwent 3 changes of ownership. Her responsibilities there comprised all aspects of office management including, accounting, sales, staffing, scheduling, and day to day operations in collaboration with the owner. Ms. Downs' post secondary education includes certification in Bookkeeping and a Real Estate designation earned at the University of British Columbia.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the company's directors and officers, and persons who own more than ten-percent (10%) of the company's common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2004 were not filed and are delinquent.

Executive Compensation

						Securities		All
Name and				Other	Restricted	Underlying		Other
Principal				Annual	Stock	Options	LTIP	Comp-
Position	Year	Salary	Bonus	Compensation	Awards	SARS(#)	Payouts	sation

William	2004	$--	$--	$254,813(1)(2)	$--	--	$--	$--
Malone, CEO	2003	$32,000	$--	$39,100(1)	--	200,000(8)	$--	$--
Director	2002	$60,000	$--	$--	$--	--	$--	$--

Nelson Riis	2004	$--	$--	$204,147(1)(3)	$--	--	$--	$--
Director	2003	$46,800	$--	$24,700(1)	$--	200,000(8)	$--	$--
	2002	$60,000	$--	$--	$--	--	$--	$--

Carol Laeser	2004	$142,151(4)	$--	$--	$--	--	$--	$--
CFO,	2003	$50,800	$--	$--	$--	200,000(8)	$--	$--
Director	2002	$38,500	$--	$--	$--	--	$--	$--

Harry Gordon	2004	$--	$--	$--	$--	--	$--	$--
Director	2003	$--	$--	$--	$--	100,000(7)	$--	$--
	2002	$--	$--	$--	$--	--	$--	$--

Ryan Malone	2004	$120,484(5)	$--	$--	$--	--	$--	$--
Director	2003	$38,500	$--	$--	$--	200,000(8)	$--	$--
Of CRHZL	2002	$38,000	$--	$--	$--	--	$--	$--

Kenneth Olsen	2004	$100,000(6)	$--	$--	$--	100,000(10)	$--	$--
VP Marketing	2003	$3,300	$--	$--	$--	50,000(9)	$--	$--
and Director	2001	$--	$--	$--	$--	--	$--	$--
Of CRHL

Shannon Downs	2004	$--	$--	$--	$--	--	$--	$--
CFO, Director	2003	$--	$--	$--	$--	--	$--	$--
	2002	$--	$--	$--	$--	--	$--	$--

All amounts reflected above are in United States currency.
1)	Amounts paid to the respective executive's wholly owned corporation for services rendered by them through the corporation.
2)	Of the $254,813, $72,961 was paid in 2004 and the remaining $181,852 is accrued compensation.
3)	Of the $204,147, $53,470 was paid in 2004 and the remaining $150,677 is accrued compensation.
4)	Of the $142,151, $61,302 was paid in 2004 and the remaining $80,849 is accrued compensation.
5)	Of the $120,484, $58,622 was paid in 2004 and the remaining $61,862 is accrued compensation.
6)	Of the $100,000, $58,143 was paid in 2004 and the remaining $41,857 is accrued compensation.

Canadian Rockport Homes International, Inc.

7)	Options to acquire 100,000 shares of common stock at $2.00 per share exercisable eights months after Canadian Rockport Homes International's common stock is trading publicly.
8)	Options to acquire 200,000 shares of common stock at $2.00 per share currently exercisable through October 31, 2005.
9)	Options to acquire 50,000 shares of common stock at $5.00 per share exercisable eights months after Canadian Rockport Homes International's common stock is trading publicly.
10)	Options to acquire 100,000 shares of common stock at $5.00 per share exercisable eights months after Canadian Rockport Homes common stock is trading publicly.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the beneficial ownership of our common stock as of December 31, 2004, by each person or entity known to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, each of the directors and named executive officers of CRH, each of the directors and executive officers of RHCL, and our subsidiary CRH's directors and named executive officers and all directors and executive officers of our company as a group.

Security Ownership of Certain Beneficial Owners

	Name and Address	Amount and Nature	Percentage
Title of Class	of Beneficial Owner	of Beneficial Ownership	of Class

Common Stock	TWiC Housing Corp.	2,100,000	11
	#309-7600 Moffat, Richmond,
	B.C. Canada, V6Y 3Y1

Common Stock	Nelson Riis	1,786,326	11
	700 West Pender, Suite 507
	Vancouver, BC V6C 1G8

Common Stock	Ryan Malone	866,371	6
	201-2182 W. 2nd Avenue
	Vancouver, B.C. Canada
	V6K 1H6

Common Stock	William Malone	433,186	3
	700 West Pender, Suite 507
	Vancouver, BC V6C 1G8

Common Stock	Malone Int'l Group Services Inc.	433,186	3
	700 West Pender, Suite 507
	Vancouver, BC V6C 1G8

Common Stock	Donald Belsby	791,000	4
	2902 Belsby Road
	Cheney, WA 99004
	U.S.A.

Common Stock	Bernard Smith	1,732,650	9
	Box 45
	Caslan, Alberta
	Canada, TOA ORO

Canadian Rockport Homes International, Inc.

Notes:

a)	The above percentage s assumes 2,350,000 stock options have been exercised as of December 31, 2004
b)	Harry Gordon and his family, through their ownership in Hamor Investments Ltd., have a 33 1/3% ownership interest in TWiC Housing Corp. Thus Mr. Gordon and his family own an approximate 33 1/3% interest in the 2,100,000 shares of CRHI's Common Stock.

Security Ownership by Management of the Company, CRH and RHCL.

	Name and Address	Amount and Nature	Percentage
Title of Class	of Beneficial Owner	of Beneficial Ownership	of Class

Common Stock	William Malone	300,000 options

Common Stock	Nelson Riis	1,375,304	11
	#11-1555 Summit Drive,	300,000 options
	Kamloops, B.C. Canada
	V2E 1E9

Common Stock	Ryan Malone	1,841,329	10
	201-2182 West 2nd Avenue	300,000 options
	Vancouver, B.C.
	Canada, V6K 1H6

Common Stock	Bernard Smith	1,841,209	10
	Box 45
	Caslan, Alberta
	Canada, TOA ORO

Common Stock	Harry Gordon	150,000 options
	#309-7600 Moffat
	Richmond, B.C. Canada
	V6Y 3Y1

Common Stock	Donald P. Belsby	870,570	5
	2902 Belsby Road
	Cheny, Washington 99004
	U.S.A.

Common Stock	Directors and Officers	6,451,356	36
	(As A Group)	(Not Including Options)

Notes:

a)	Percentage of Class assumes all 2,350,000 stock options have been exercised.
b)	Mr. Riis' wife owns an additional 60,040 shares of the company's common stock.
c)	Mr. Belby's immediate family member Anne Belsby owns an additional 4,503 shares.

Canadian Rockport Homes International, Inc.

Certain Relationships and Related Transactions

a.	On February 5, 2001, the Company acquired all of the intellectual properties owned by TWiC Housing Corporation relating to the TWiC system for the construction of houses. Included in the assets acquired were the patents pertaining to the TWiC System. In exchange for the assets acquired, the Company issued 2,000,000 shares of its common stock. Under the terms of the purchase agreement, the shares issued have restricted covenants as to when the shares are free to sell or transfer. TWiC is wholly owned by Harry Gordon, a shareholder and director of the Company. The Company valued the assets purchased at their estimated historical cost of $10,057. The Company is amortizing the purchase price over 18 years, the remaining life of the related patent.

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

b.	On January 10, 2001, the Company entered into an agreement with TWiC for the manufacturing of 32 molds and the supply of the services required to construct the Company's Chilean plant. For these molds and services, the Company agreed to pay $1,600,000 consisting of $1,400,000 cash, and 100,000 shares of common stock valued at $2.00 per share. Under the terms of the agreement the Company is to make a $300,000 down payment and pay the remainder of the balance due in progressive draws. During the year ended December 31, 2001, the Company paid $285,000 and issued the 100,000 shares of its common stock. The $485,000 has been included in construction in progress. No payments were made in 2002. On June 9, 2004, this agreement was concluded and the Company and TWiC each released each other from any further obligations that they had under it.

c.	The Company's President has advanced funds to the corporation. These advances are non-interest bearing and due upon demand. The balance due the President as of December 31, 2002 was $2,117. The balance due the Company by the President as of December 31, 2003 was $2,492. The balance due the President by the Company as of December 31, 2004 was $39,979.

Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and for services provided by the accountant in connection with statutory and regulatory filings or engagements for the last two fiscal years were: $22,719 for Fiscal Year 2003 and $28,682. for Fiscal Year 2004.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements are $21,185 for fiscal year 2003 and $4,313 for fiscal year 2004.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $3,055 for fiscal year 2003 and $0 for fiscal year 2004..

All Other Fees

No other services were provided, nor aggregate fees billed, other then such services or fees which have been previously disclosed herein.

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, has approved the principal account's performance of services for the audit of the registrant's annual financial statements; and review of financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending December 31, 2004. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work preformed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

Canadian Rockport Homes International, Inc.

Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following are filed as exhibits with this report:

31.1	Certification of Principal Executive Officer pursuant to Section 302
31.2	Certification of Principal Accounting Officer pursuant to Section 302
32	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 1350

(b) The following documents are incorporated by reference, as noted in each description, to this report:

Number	Description

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

Canadian Rockport Homes International, Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canadian Rockport Homes International, Inc.
Registrant

By: /s/ William R. Malone, CEO
William R. Malone, CEO

Date: August 23. 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 23, 2005	By:	/s/ Nelson Riis, Director
Nelson Riis, Director

Date: August 23, 2005	By:	/s/ Shannon Downs, Treasurer
Shannon Downs, Treasurer