Form 10-K/A
period 2004-12-31
CANADIAN ROCKPORT HOMES INTERNATIONAL INC
filed 2005-10-21
CIK 1136263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

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

Canadian Rockport Homes International, Inc. (the Company), during fiscal year 2001 formed a subsidiary in Chile under the name Rockport Homes Chile Limitada ("RHCL"). Canadian Rockport Homes International, Inc. is a 1% owner of RHCL, with the remaining 99% owned by CRH. The Chilean subsidiary was formed to enable the Company to conduct operations in Chile. In 2003, all of its assets of RHCL were transferred to Rockport Trading, S.A ("RT"). RHCL was dissolved in 2005 and through the dissolution, all of the subsidiary's obligations including its liability on the rental of its former plant located in Quilicura totaling $283,985 were extinguished.

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

Description of Business.

Canadian Rockport Homes International, Inc. is in the development stage with plans to manufacture and construct low cost concrete modular housing in developing nations and third-world countries. The Company's business is based upon its exclusive ownership of the TWiC technology which has been developed in Canada over the past thirty years by TWiC Housing Corp. Canadian Rockport Homes International, Inc. is in the process of constructing its manufacturing facility in Lampa, Chile where initial operations will commence. It is the Company's intent to complete the plant by December 31, 2005, barring financial constraints. The estimated cost to complete the plant is $630,000. The Company is in the process of raising the funds necessary to fund the completion of the plant. However, if the amounts raised are deficient, then Management plans to finance the remaining balance needed using the property as collateral against the amount financed. In 2005, the Company entered into an agreement to acquire 3.3998 hectares of land located in the Valle Grande Housing Project. a new housing development near Santiago, Chile, for the purpose of building houses to sell to the general public. The actual price paid for the land will be determined on the date of close, which will be when the seller completes the construction of the property's infrastructure. The Company expects the final purchase price to be approximately $560,000. The Company has the option to acquire additional land after this transaction is consummated.

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

Legal Proceedings

Canadian Rockport Homes International, Inc. has never been in bankruptcy, receivership or any similar legal proceeding. The foregoing is also true with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control shareholder, over the last five years.

Canadian Rockport Homes International, Inc.

Rockport Homes Ltd. is involved in two lawsuits. The first relates to past due legal fees due a Canadian law firm. The Company is disputing the amounts being charged and the lawsuit is on going. In addition, Canadian Rockport Homes Ltd. is also being sued for alleged fees due a brokerage firm for duty paid in the transportation of Company assets into Chile. The Company disputes the claim and this lawsuit is also on-going. Canadian Rockport Homes International, Inc. has also been named as a defendant in the lawsuit with the brokerage firm.

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

A schedule of options outstanding as of December 31, 2004 is as follows:

Exercise	Options
Price	Outstanding	Terms

$2.00	850,000 (a)	Exercisable 8 months after Company's common stock begins publicly trading

$2.00	1,300,000 (b)	Exercisable 8 months after Company's common stock begins publicly trading

$5.00	200,000 (c)	Exercisable 8 months after Company's common stock begins publicly trading

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

							From Inception
							(March 27, 1997)
							to
				December 31,			December 31,
		2000	2001	2002	2003	2004	2004
Income	$		$-	$-	$-	$-	$-
Operating Expenses		(249,942)	(1,479,268)	(2,042,819)	(3,317,394)	(2,444,643)	(9,644,499)
Other income (expenses)		57	3,621	(27,686)	(28,917)	(11,903)	(64,828)
Net loss		$(249,838)	(1,475,647)	(2,070,505)	(3,346,311)	(2,456,546)	(9,709,327)

Basic Loss Per Share		$(3.42)	$(.10)	$(.14)	$(0.22)	$(0.16)

Assets
Current Assets
Cash		524,039	$223,823	$181,331	$143,718	$31,358
Receivables		-	-	-	5,736	-
Prepaid Expenses		6,313	500	500	1,792	1,652
Property and Equipment - Net		60,635	121,721	509,424	485,371	537,691
Construction in Progress		-	486,667	692,479	937,645	1,142,038
Other Assets
Deferred offering costs		25,000
Deferred lease expense		-	59,469	11,894	-	-
Patent and intellectual
properties		-	10,981	10,341	9,758	9,116

Total Assets		$615,987	$903,161	$1,405,969	$1,584,020	$1,721,855

Long-Term Debt	$		$-	$1,970	$7,697	$4,909

Quarterly Information for Year Ended December 31, 2004:

	Quarter Ended
	March 31,	June 30,	Sept 30,	Dec 31,

Net sales	$-	$-	$--	$--

Gross Profit	$-	$-	$-	$-

Net loss	$(654,234)	$(671,617)	$(453,217)	$(677,478)

Loss per basic & diluted share	$(.04)	$(.04)	$(.03)	$(.04)

Canadian Rockport Homes International, Inc.

Quarterly Information for Year Ended December 31, 2003:

	Quarter Ended
	March 31,	June 30,	Sept 30,	Dec 31,

Net sales	$-	$-	$--	$--

Gross Profit	$-	$-	$-	$-

Net loss	$(256,857)	$(249,768)	$(260,180)	$(2,579,506)

Loss per basic & diluted share	$(.02)	$(.02)	$(.02)	$(.16)

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

During 2003 and throughout 2004, the Company’s president and other employees provided services to the Company through their wholly owned corporations. Further, of the $1,178,839 of compensation expense for 2004, only $560,279 have actually been paid. The remaining $618,560 has been accrued pursuant to the terms of the respective employment and other related agreements.. The increase in legal and accounting fees incurred in 2004 compared to 2003 relate to the costs associated with the Company’s legal and increased business activity.

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

As indicated, the Company at December 31, 2004 does not have sufficient capital to finance the costs of its continuing operations. The Company will continue to find funding through the sale of its common stock or through borrowings, although there is no assurance that sufficient funds will be raised to finance its operations and to finance the cost to complete the construction of its Chilean plant. It does not expect to generate any funds from the sale of its products until its Chilean plant is completed. Management believes that as of December 31, 2004, it required $630,000 to complete the plant in Chile, all of which is anticipated to be incurred in 2005. The Company’s only contractual obligations pertain to its computer and office leases, therefore it has the ability to down size in order to reduce overhead.

The construction of its Chilean plant as been directly effected by the Company ability to raise capital. The plant is being built over time depending on when funds are available to pay for construction. The cost of construction of the plant a, gantry and molding has been as follows:

2001	$486,667
2002	205,812
2003	245,166
2004	204,393
$1,142,038

In June 9, 2004, the Company formalized the conclusion of its agreement with TWiC relating to the obligations each party had under a 2001 agreement whereby the Company agreed to pay TWiC $1,600,000 consisting of $1,400,000 cash, and 100,000 shares of common stock valued at $2.00 per share. The Company issued the shares and paid $285,000. The conclusion of the agreement included releasing the Company from any further obligations to TWiC under the original agreement.

Debt which the Company was obligated for as of December 31, 2004 is as follows:

	Payments Due By
		Less than
	Total	one year	1-3 years

Captial lease obligations:	$11,917	$4,885	$7,032
Operating lease obligations:	$168,000	$84,000	$84,000

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
Torrance, California
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

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM THE COMPANY'S INCEPTION (MARCH 27, 1997) THROUGH DECEMBER 31, 2004

						Deficit		Equity
						Accumulated		Adjustment
					Additional	During the		from Foreign
		Transaction	Common Stock		Paid-in	Development	Subscription	Currency
	Unit Price	Date	Shares	Amount	Capital	Stage	Receivable	Translation

Cash received on subscription		12/24/2000	-	-	-	-	(15,000)	-
Net loss for the year ended December 31, 2000			-	-	-	(249,835)	-	(57)

Balance - December 31, 2000			0	0	0	(249,835)	(15,000)	(57)

Shares issued for cash	$40.00	1/2/2001	150	-	6,000	0	-	-
Shares issued to Twic Housing Corporation
as partial consideration for the manufacturing
costs of molds and other plant equipment	$2.00	1/10/2001	100,000	100	199,900	-	-	-
Shares issued to Twic Housing Corporation
in consideration for patents and other intellectual
properties	$0.01	2/15/2001	2,000,000	2,000	8,057	-	-	-
Shares issued for cash through private placement
offering	$2.00		427,513	428	854,598	-	-	-
Shares issued for cash through private placement
offering	$3.00		1,000	1	2,999	-	-	-
Shares issued for cash through private placement
offering	$5.00		86,269	86	431,259	-	-	-
Cost incurred in offerings			-	-	(219,164)	-	-	-
Compensation expense from stock option grants			-	-	397,333	-	-
Net loss for the year ended December 31, 2001 - Restated			-	-	-	(1,475,647)	-	491

Balance - December 31, 2001			2,614,932	2,615	1,680,982	(1,725,482)	(15,000)	434

Shares issued for cash through private placement
offering	$5.00		173,738	174	870,179	-	-	-
Shares returned to treasury and cancelled	$2.00		(5,000)	(5)	(9,995)	-	-	-
Shares issued in purchase of 598546 B.C., Ltd	$5.00		200,000	200	999,800	-	-	-
Cost incurred in offerings			-	-	(10,867)	-	-	-
Compensation expense from stock option grants			-	-	333,667	-	-	-
Net loss for the year ended December 31, 2002 - Restated			-	-	-	-	-	-

Balance - December 31, 2002			2,983,670	2,984	3,863,766	(1,725,482)	(15,000)	434

The accompanying notes are an integral part of the consolidated financial statements.	F-9

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM THE COMPANY'S INCEPTION (MARCH 27, 1997) THROUGH DECEMBER 31, 2004

						Deficit		Equity
						Accumulated		Adjustment
					Additional	During the		from Foreign
		Transaction	Common Stock		Paid-in	Development	Subscription	Currency
	Unit Price	Date	Shares	Amount	Capital	Stage	Receivable	Translation

Shares issued for cash through private placement
offering	$5.00		248,978	249	1,241,499	-	-	-
Shares issued for marketing services	$5.00		600	1	2,999	-	-	-
(at estimated value of services rendered)
Shares issued for services rendered in connection
with the Company's private placement offering	$5.00		9,462	9	(9)	-	-	-
(at estimated value of services rendered)
Cost incurred in offerings			-	-	(105,738)	-	-	-
Compensation expense from stock option grants			-	-	2,282,874	-	-	-
Net loss for the year ended December 31, 2003			-	-	-	-	-	-

Balance - December 31, 2003			259,040	15,678	8,237,056	-	-	-

Shares issued for cash through private placement
offering	$5.00		224,087	224	1,118,975	-	-
Shares issued for marketing services	$5.00		1,175	1	5,874	-	-
(at estimated value of services rendered)
Shares issued for services rendered in connection
with the Company's private placement offering	$5.00		10,326	10	51,620	-	-
(at estimated value of services rendered)
Cost incurred in offerings			-	-	(106,204)	-	-
Compensation expense from stock option grants			-	-	-	-	-
Net loss for the year ended December 31, 2004			-	-	-	0	-	0

Balance - December 31, 2004			494,628	$235	$3,247,401	$0)	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.	F-10

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

For ease in administration and to reduce costs, the Company in 2003 decided to dissolve RHCL and operate its Chilean operations solely through RT, which currently owns significantly all of the Company's Chilean assets. The dissolution of RHCL was finalized on January 15, 2005 (See Note .14 - Subsequent Events)

On March 24, 2004 the Company formed CRH of Nevada, Inc., a Nevada corporation ("CRHN"). CRHN was formed for the purpose of undergoing a migratory merger by which the company would move from the State of Delaware to the State of Nevada. As a result of the merger, CRHN would assume all of the assets and liabilities of the Company and be renamed as 'Canadian Rockport Homes International, Inc.' The purpose of the merger is to take advantage of Nevada state tax treatment for the Company which Management believes is more favorable to the Company than Delaware state tax treatment. It is not anticipated that there will be any other material difference due to the migratory merger. The Company anticipates that the migratory merger will be completed in 2005.

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

Construction in progress includes the cost of constructing the Company’s Chilean plant and includes the costs of material labor, and other items relating to the construction of the Company’s plant and molds.

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

Note 6 - Related Party Transactions

a.	On February 5, 2001, the Company acquired all of the intellectual properties owned by TWiC Housing Corporation relating to the TWiC system for the construction of houses. Included in the assets acquired were the patents pertaining to the TWiC System. In exchange for the assets acquired, the Company issued 2,000,000 shares of its common stock. Under the terms of the purchase agreement, the shares issued have restricted covenants as to when the shares are free to sell or transfer. TWiC's is wholly owned by Harry Gordon, a shareholder of the Company. The Company valued the assets purchased at their estimated historical cost of $10,057. The Company is amortizing the purchase price over 18 years, the remaining life of the related patents.

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

On March 7, 2001, the Company entered into an agreement for the lease of certain real property in Chile where the Company plans to build its plant. The lease is for twenty-four months commencing April 7, 2001. The monthly rent is $31,297. At the maturity of the lease, the Company had the option to acquire the property for $4,580,000. The Company paid $95,151 in commission and legal fees pertaining to the lease that have been capitalized were amortized over life of the lease. The balance due on this lease as of December 31, 2004 amounted to $283,985. The Company's RHCL subsidiary has not made any payments towards this obligation since April 2002 and was in default under the terms of the lease agreement as of December 31, 2004.

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

Note 10 - Stock Options

In 2001, the Company granted to certain employees, directors and consultants, options to acquire 1,150, 000 shares of the Company's common stock at a price of $2.00 per share of which 150,000 options were forfeited during the year, The options are exercisable eight months after the commencement of the Company's stock trading publicly for a period of two years. In the event that the eight-month period ends after January 1, 2003, the expiration date of the options extend to the first business day after the eight-month period expires. As of December 31, 2004, the Company's common stock has yet to commence trading.

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

As discussed in Note 1 the dissolution of RHCL was finalized on January 15, 2005. Pursuant to guidance from legal counsel, it is management's belief that the related liabilities associated with this lease were extinguished in this dissolution. The total lease liability that was extinguished in 2005 included the $283,985 lease obligation reflected in the December 31, 2004 financial statements.

For the period from January 1, 2005 through August 19, 2005, the Company issued 257,245 shares of its common stock through a private offering in exchange for $1,285,227, and issued 33,168 shares of its common stock for consulting services valued at $165,840.

In 2005, the Company entered into an agreement to acquire 3.3998 hectares of land located in the Valle Grande Housing Project. a new housing development near Santiago, Chile, for the purpose of building houses to sell to the general public . The actual price paid for the land will be determined on the date of close, which will be when the seller completes the construction of the property's infrastructure. The Company expects the final purchase price to be approximately $560,000. Upon the completion of the acquisition the Company is obligated to pay for the infrastructure to the property which is estimated to cost an additional $500,000. If the infrastructure is not completed the company will lose the land. The Company has the option to acquire additional land after this transaction is consummated.

In connection with the land purchase, the Company borrowed $515,000 from a shareholder. Under the terms of the loan, the shareholder received an approximate 36.7857% interest in a General Security Agreement that incompasseses 1) the Company's plant located in Lampa, Chile; the Chilean land located as discussed above, 3 module display homes located on the land (once built), and building material used in the building of the houses on the subject land. In order for the Company to sell individual lots to homebuyers free of any encumbrances, the shareholder has agreed to release his security interest in phases of 40 lot increments. In consideration for the loan, the Company has agreed to pay him interest on the loan assessed at 7% per annum plus a profit sharing interest equal to 36.7857% of $3,277 per house on the first 229 houses that the Company sales totaling approximately $276,052. Profit sharing payments will be made in 11 installments; the first 10 in 20 house increments of approximately $24,109, and then a final payment of approximately $34,962. The shareholder has a right to receive his profit sharing payments in cash or in shares of the Company's common stock at a conversion price of $5 per share. The principal loan balance of $515,000 will be paid within two years.

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

Controls and Procedures

Canadian Rockport Homes International, Inc. management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted as of the end of the fiscal year.. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation.

Directors and Executive Officers of the Registrant

Canadian Rockport Homes International, Inc. directors and principal executive officers are as follows:

Name	Age	Position

Dr. William R. Malone	64	President/CEO, Chairman of the Board of Directors
Nelson Riis	63	Executive Vice-President, and Director
Dr. William R. Malone	64	CEO, Chairman of the Board of Directors
Shannon Downs	45	CFO, Secretary, Treasurer, and Director

Canadian Rockport Homes Ltd. directors, principal executive officers and key employees are:

Name	Age	Position

Dr. William R. Malone	64	President, CEO, and Director
Nelson Riis	63	Executive Vice President Director
Kenneth Olsen	44	Vice-President of Manufacturing
Donald Belsby	68	Director
Ryan Malone	33	Director

Rockport Homes Chile Limitada directors and principal officers are, as follows:

Name	Age	Position
Dr. William R. Malone	64	President, Secretary, Treasurer and Director

Rockport Trading S.A. directors and principal officers are, as follows:

Name	Age	Position
Dr. William R. Malone	64	President, Secretary, Treasurer and Director

CRH of Nevada, Inc. directors and principal officers are, as follows:

Name	Age	Position
Dr. William R. Malone	64	President, Secretary, Treasurer and Director

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

Shannon Downs is has been a Member of the Company’s Board of Directors since February 2005 and serves in the capacity of the Company’s Chief Financial Officer and the Office Manager of the Company’s Vancouver office.

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

Executive Compensation

						Securities		All
Name and				Other	Restricted	Underlying		Other
Principal				Annual	Stock	Options	LTIP	Comp-
Position	Year	Salary	Bonus	Compensation	Awards	SARS(#)	Payouts	sation

William	2004	$--	$--	$254,813(1)(2)	$--	--	$--	$--
Malone, CEO	2003	$32,000	$--	$39,100(1)	--	200,000(8)	$--	$--
Director	2002	$60,000	$--	$--	$--	--	$--	$--

Nelson Riis	2004	$--	$--	$204,147(1)(3)	$--	--	$--	$--
Director	2003	$46,800	$--	$24,700(1)	$--	200,000(8)	$--	$--
	2002	$60,000	$--	$--	$--	--	$--	$--

Carol Laeser	2004	$142,151(4)	$--	$--	$--	--	$--	$--
CFO,	2003	$50,800	$--	$--	$--	200,000(8)	$--	$--
Director	2002	$38,500	$--	$--	$--	--	$--	$--

Harry Gordon	2004	$--	$--	$--	$--	--	$--	$--
Director	2003	$--	$--	$--	$--	100,000(7)	$--	$--
	2002	$--	$--	$--	$--	--	$--	$--

Ryan Malone	2004	$120,484(5)	$--	$--	$--	--	$--	$--
Director	2003	$38,500	$--	$--	$--	200,000(8)	$--	$--
Of CRHL	2002	$38,000	$--	$--	$--	--	$--	$--

Kenneth Olsen	2004	$100,000(6)	$--	$--	$--	100,000(10)	$--	$--
VP Marketing	2003	$3,300	$--	$--	$--	50,000(9)	$--	$--
and Director	2001	$--	$--	$--	$--	--	$--	$--
Of CRHL

Shannon Downs	2004	$--	$--	$--	$--	--	$--	$--
CFO, Director	2003	$--	$--	$--	$--	--	$--	$--
	2002	$--	$--	$--	$--	--	$--	$--

All amounts reflected above are in United States currency.
1)	Amounts paid to the respective executive's wholly owned corporation for services rendered by them through the corporation.
2)	Of the $254,813, $72,961 was paid in 2004 and the remaining $181,852 is accrued compensation.
3)	Of the $204,147, $53,470 was paid in 2004 and the remaining $150,677 is accrued compensation.
4)	Of the $142,151, $61,302 was paid in 2004 and the remaining $80,849 is accrued compensation.
5)	Of the $120,484, $58,622 was paid in 2004 and the remaining $61,862 is accrued compensation.
6)	Of the $100,000, $58,143 was paid in 2004 and the remaining $41,857 is accrued compensation.

Canadian Rockport Homes International, Inc.

7)	Options to acquire 100,000 shares of common stock at $2.00 per share exercisable eights months after Canadian Rockport Homes International's common stock is trading publicly.
8)	Options to acquire 200,000 shares of common stock at $2.00 per share currently exercisable through October 31, 2005.
9)	Options to acquire 50,000 shares of common stock at $5.00 per share exercisable eights months after Canadian Rockport Homes International's common stock is trading publicly.
10)	Options to acquire 100,000 shares of common stock at $5.00 per share exercisable eights months after Canadian Rockport Homes common stock is trading publicly.

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

Canadian Rockport Homes International, Inc.
Registrant

Date: October 21, 2005	By: /s/ William R. Malone
William R. Malone, President/CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 21, 2005	By:	/s/ Nelson Riis, Director
Nelson Riis, Director

Date: October 21, 2005	By:	/s/ Shannon Downs, Treasurer
Shannon Downs, Treasurer