Form 10-Q
period 2005-03-31
CANADIAN ROCKPORT HOMES INTERNATIONAL INC
filed 2005-11-07
CIK 1136263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
 ☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2005

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
As of September 21, 2005 there were 16,207,165 shares of Common Stock issued and outstanding.

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2004	2005
		(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$31,358	$132,875
Receivable - other	-	3,128
Prepaid expenses	1,652	746

Total current assets	33,010	136,749

Property and Equipment
Land	400,000	400,000
Trucks	31,126	30,815
Furniture & equipment	286,357	439,396
Property held under capital leases	12,999	12,870
Leasehold improvements	1,688	1,671
	732,170	884,752
Less accumulated depreciation	(194,479)	(205,786)
	537,691	678,966
Construction in progress	1,142,038	1,324,168

Total property and equipment - net	1,679,729	2,003,134

Other Assets
Intangible assets subject to amortization::
Patents	9,116	8,944

Total other assets	9,116	8,944

Total Assets	$1,721,855	$2,148,827

The accompanying notes are an integral part of these consolidated financial statements.

3

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2004	2005
		(Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities
Rent payable	$292,465	$8,480
Legal fees payable	166,047	163,001
Trade payables	34,364	39,681
Accrued compensation	618,560	704,727
Payroll taxes payable	43,018	40,228
Loans payable - related party	39,979	72,045
Loans payable - other	15,612	15,612
Current maturities of obligations under capital leases	3,364	3,392
Notes payable - current	127,594	127,716

Total current liabilities	1,341,003	1,174,882

Obligation under capital lease	4,909	4,031

Total liabilities	1,345,912	1,178,913

Stockholders' Equity
Common Stock, $.001 par value ; authorized
100,000,000 shares; issued and outstanding
15,913,484 shares as of December 31, 2004, and
16,040,289 shares as of March 31, 2005	15,913	16,040
Additional paid-in capital	10,063,510	10,861,060
Deficit accumulated during the development stage	(9,709,327)	(9,949,323)
Other comprehensive income	5,847	42,137

Total Stockholders' Equity	375,943	969,914

Total Liabilities and Stockholders' Equity	$1,721,855	$2,148,827

The accompanying notes are an integral part of these consolidated financial statements.

4

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

			From Inception
	For the Three Months Ended		(March 27, 1997)
	March 31,		Through
	2004	2005	March 31, 2005
	(Unaudited)	(Unaudited)	(Unaudited)

Income	$-	$-	$-

Operating Expenses
General and administrative expenses	(473,631)	(313,165)	(5,800,789)
Compensation and consulting expense
incurred on option grants	(178,747)	(190,071)	(3,960,134)
Gain (loss) on disposition of assets	-	-	(356,812)
Loss on impairment of goodwill	-	-	(30,000)

Loss from Operations	(652,378)	(503,236)	(10,147,735)

Other Income (Expenses)
Gain on extinguishment of lease liability	-	283,985	283,985
Interest income	-	87	4,367
Interest expense	(1,856)	(20,832)	(89,940)

	(1,856)	263,240	198,412

Net Loss Before Income Taxes	(654,234)	(239,996)	(9,949,323)

Income Taxes	-	-	-

Net Loss	$(654,234)	$(239,996)	$(9,949,323)

Basic and Diluted Loss Per Share	$(0.04)	$(0.02)

Weighted Average Common
Shares Outstanding	15,718,670	15,969,267

The accompanying notes are an integral part of these consolidated financial statements.

5

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
	For the Three Months Ended		March 27, 1997
	March 31,		Through
	2004	2005	March 31, 2005
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net Loss	$(654,234)	$(239,996)	$(9,949,323)
Adjustments to reconcile net loss to net cash
used in operating activities:
Issuance of common stock for services	5,875	-	22,375
Issuance of common stock in Company's organization	-	-	1,000
Compensation recognized on stock option grants	178,747	190,071	3,960,134
(Gain) loss on disposition of assets	-	-	357,200
(Gain) loss on extinguishment of lease liability	-	(283,985)	(283,985)
Loss on impairment of goodwill	-	-	30,000
Depreciation and amortization	11,283	12,973	189,271
(Increase) Decrease in Assets
(Increase) decrease in prepaid expenses	-	898	(647)
(Increase) decrease in other assets	3,295	(3,159)	(2,997)
Increase (Decrease) in Liabilities
Increase in trade and other payables	5,024	813	466,305
Increase in accrued compensation	145,147	86,167	704,727
Increase in notes payable	-	13,827	74,253

Net cash used in operating activities	(304,863)	(222,391)	(4,431,687)

Cash Flows from Investing Activities
Net proceeds on sale of timber and truss plant	-	-	211,639
Insurance proceeds on equipment theft	-	-	252
Acquisition of equipment and other property	(158,935)	(307,429)	(1,503,984)

Net cash used in investing activities	(158,935)	(307,429)	(1,292,093)

Cash Flows from Financing Activities
Gross proceeds from private offerings	440,992	616,748	6,043,619
Costs incurred in stock offerings	(33,812)	(9,142)	(365,890)
Officer advances	-	24,895	196,754
Proceeds from loans	-	-	144,668
Repayments on officer loans	-	(4,862)	(132,244)
Principal reduction on obligations under capital leases	(583)	(776)	(5,037)
Purchase of treasury stock	-	-	(35,000)

Net cash provided by financing activities	406,597	626,863	5,846,870

Effect of exchange rates on cash	(3,812)	4,474	9,785

Net Increase (Decrease) in Cash and Cash
Equivalents	(61,013)	101,517	132,875

Beginning Balance - Cash and Cash Equivalents	143,718	31,358	-

Ending Balance - Cash and Cash Equivalents	$82,705	$132,875	$132,875

The accompanying notes are an integral part of these consolidated financial statements.

6

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Information:

     Non-Cash Investing and Financing Activities:

During the first quarter of 2004, the Company issued 1,600 shares of its common stock for services rendered in connection with its private offerings. The services were valued at $8,000, the estimated value of the shares issued.

During the first quarter of 2005, the Company issued 3,460 shares of its common stock for services rendered in connection with its private offerings. The services were valued at $17,300, the estimated value of the shares issued.

     Cash Paid For:

	For the Three		From Inception
	Months Ended		(March 27, 1997)
	March 31,		Through
	2004	2005	March 31, 2005

Interest Expense	$548	$5,869	$10,471

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

7

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has not generated any income and continues to have recurring operating losses. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2005 and the results of its operations and cash flows for the three-month periods ended March 31, 2005 and 2004. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. Reference should be made to Canadian Rockport Homes International, Inc.’s (the "Company") Form 10-K for the year ended December 31, 2004, for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

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

For ease in administration and to reduce costs, the Company in 2003 decided to dissolve RHCL and operate its Chilean operations solely through RT, which currently owns significantly all of the Company’s Chilean assets. The dissolution of RCHL was finalized on January 15, 2005 (see Note 6).

On March 24, 2004 the Company formed CRH of Nevada, Inc., a Nevada corporation (“CRHN”). CRHN was formed for the purpose of undergoing a migratory merger by which the Company would move from the State of Delaware to the State of Nevada. As a result of the merger, CRHN would assume all of the assets and liabilities of the Company and be renamed as “Canadian Rockport Homes International, Inc.” The purpose of the merger is to take advantage of Nevada state tax treatment for the Company which Management believes is more favorable to the Company than Delaware state tax treatment. It is not anticipated that there will be any other material difference due to the migratory merger. The Company anticipates that the migratory merger will be completed in 2005.

The Company maintains all of its cash deposits at two banks, one in Canada and one in Chile. The Company’s bank accounts are not insured.

Principles of Consolidation

The accompanying financial statements include the accounts and transactions of Canadian Rockport Homes International, Inc. and its wholly owned subsidiaries, Canadian Rockport Homes Ltd., Rockport Homes Chile Limitada, and Canadian Rockport Trading Limitada. Intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency Translations

For foreign operations whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders’ equity.

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets that range from 3 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and for income tax reporting purposes. Depreciation expense for the three months ended March 31, 2004 and 2005 was $ 11,115 and $12,804, respectively.

Intangible Assets

Patents are being amortized over their respective remaining lives of 18 years. Amortization expense for the three-months ended March 31, 2004 and 2005 was $168 and $169, respectively.

Intangible assets consist of the following:

March 31, 2005
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)

Patents	$11,601	$2,657	$8,944	18

March 31, 2004
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)

Patents	$11,563	$1,977	$9,586	18

Estimated amortization expense for each of the next five years ended March 31, is as follows:

2005	$ 674
2006	674
2007	674
2008	674
2009	674
Total	$ 3,370

Net Loss Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS 128, any anti-dilutive effects on net earnings (loss) per share are excluded. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 18,632,082 and 19,135,529 for the three-months ended March 31, 2004 and 2005, respectively. Such amounts include shares potentially issuable under outstanding options and warrants.

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

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, ”Accounting for Income Taxs.” As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2005. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

Note 2 – Recent Accounting Pronouncements

The FASB recently issued the following statements:

In May 2005, the FASB issued FASB Statement 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3,

Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions in Statement 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company plans on adopting this statement on January 1, 2006, and does not believe that it will have a significant impact on its operations.

In December 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets, which is an amendment of APB Opinion No. 29. The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished.

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

The FASB has issued FASB Statement No. 123 (Revised 2004), Share-Based Payment. The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement precludes the recognition of compensation expense under APB 25 intrinsic value method. Public entities other than small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after June 15, 2005. Management adopted this standard on July 1, 2005, and does not expect that the adoption of the statement will have a significant impact on its current operations.

On November 24, 2004, the FASB issued FASB Statement No. 151, Inventory Costs - An amendment of ARB No. 43, Chapter 4. Statement 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, Statement 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in Statement 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. Management plans on adopting this standard on January 1, 2006 and expects that that the adoption of the statement to have no impact on its current operations.

Note 3 - Accrued Compensation

On January 1, 2004, the Company entered into employment, consulting, and other related contracts with its management and personnel. Under the terms of these various agreements, the Company is obligated to pay approximately $193,000 in compensation for the three-months ended March 31, 2005. Due to the Company’s current cash flow requirements, the compensation on these agreements that was actually paid totaled approximately $107,000 for the three-months ended March 31, 2005. The difference of approximately $86,000 was accrued and will be paid when the Company has sufficient funds available. The terms of the contracts are for two years. Total compensation accrued as of March 31, 2005 amounted to $704,727.

Note 4 - Issuances of Common Stock

During the three-months ended March 31, 2005, the Company issued 123,345 shares of its common stock through a private offering in exchange for $616,748. In addition, during the three-month period, the Company issued 3,460 shares for consulting services in connection with the private offering valued at $17,300. The $17,300 was charged to equity against the related proceeds received.

In connection with the above private offerings in the first quarter of 2005, the Company issued warrants to purchase 126,805 shares of the Company’s common stock at a price of $7.00.

The warrants expire two years after the first date the Company’s stock is publicly traded. At March 31, 2005, there were cumulative warrants outstanding to purchase 879,665 shares of the Company’s common stock.

Note 5 - Payable to Related Parties

In April 2002, two shareholders advanced $65,657 to the Company evidenced by two promissory notes that are assessed interest at an annual rate of 8%. The notes are due on demand. Under the terms of the notes, the Company issued 5,000 shares of its common stock to each lender at the time of repayment. The Company is imputing interest on the shares to be issued at a price of $5.00 per share. The imputed interest was charged to operations ratably over a one-year period, which Management believed to be the length of time that the loans would be outstanding. The balance of these obligations on March 31, 2005 was $127,716. Interest charged to operations for the three-months ended March 31, 2005 and 2004 was $1,410 and $1,464.

The Company and its President have made advances and repayments to each other. The advances commencing on January 1, 2005 are assessed interest at a rate of 2% per month,. The advances are unsecured and are due on demand. The total balance due the President by the Company as of March 31, 2004 and 2005 was $39,979 and $72,045, respectively. Interest charged to operations for the three-months ended March 31, 2005 and 2004 was $17,595 and $0.

Note 6 - Leases

The Company is a lessee of computer equipment under three capital leases expiring through August 28, 2007. The equipment and respective liabilities under these leases have been recorded at the fair value of the equipment and are being amortized over the estimated five-year useful life of the equipment. Amortization of equipment under the capital leases is included in depreciation expense for the three-months ended March 31, 2005.

Following is a summary of the property held under the capital leases at March 31, 2005:

Computer equipment	$12,870
Less: accumulated depreciation	(5,580)

$7,290

Minimum future lease payments under the capital lease over its remaining life are as follows for the years ended March 31:

2006	$4,719
2007	3,426
2008	1,328
9,473

Less imputed interest	(2,050)

Present value of net minimum lease payments	$7,423

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

The balance due on this lease as of September 30, 2004 amounted to $283,985. The Company’s RCHL subsidiary has not made any payments towards this obligation since April 2002 and was in default under the terms of the lease agreement. As discussed in Note 1 the dissolution of RCHL was finalized on January 15, 2005. Pursuant to guidance from legal counsel, it is management’s belief that the related liabilities associated with this lease were extinguished in this dissolution. The total lease liability of $283,985 was discharged in the dissolution of RCHL in January 2005.

In addition, the Company leases its Vancouver, B.C. office on a long-term lease expiring on December 31, 2006, payable in monthly installments of approximately $7,000.

Future minimum lease commitments pertaining to the Vancouver office lease expire as follows:

March 31, 2006	$84,000
December 31, 2006	63,000

Total future minimum lease payments	$147,000

Note 7 - Contingencies

The Company is being sued for past due legal fees. The Company is disputing the amounts being charged and the lawsuit is ongoing. In addition, the Company is also being sued for alleged fees due a brokerage firm for duty paid in the transportation of Company assets into Chile. The Company disputes the claim and this lawsuit is also on-going. Management has accrued in its liabilities what it believes to be a sufficient amount to pay the two claims upon their eventual resolution.

In issuing certificates evidencing the number of shares held by the respective shareholders, the Company’s former transfer agent issued certificates for more shares than were actually outstanding. The Company did not catch this error and these certificates were mailed to the respective shareholders. The Company is in the process of retrieving and canceling the excess issued shares.

Note 8 – Subsequent Events

From April 1, 2005 through September 19, 2005, the Company received $682,880 through the issuance of 136,576 shares of its common stock and issued an additional 30,300 shares to various consultants for services, which were valued at $151,500.

In 2005, the Company entered into an agreement to acquire 3.3998 hectares of land located in the Valle Grande Housing Project, a new housing development near Santiago, Chile, for the purpose of building houses to sell to the general public. The actual price paid for the land will be determined on the date of close, which will be when the seller completes the construction of the property’s infrastructure. The Company expects the final purchase price to be approximately $560,000. The Company has the option to acquire additional land after this transaction is consummated.

In connection with the land purchase, the Company borrowed $515,000 from a shareholder. Under the terms of the loan, the shareholder received an approximate 36.7857% interest in a General Security Agreement that encompasses the Company’s plant located in Lampa, Chile, the Chilean land located as discussed above, 3 module display homes located on the land (once built), and building material used in the building of the houses on the subject land. In order for the Company to sell individual lots to homebuyers free of any encumbrances, the shareholder has agreed to release his security interest in phases of 40 lot increments. In consideration for the loan, the Company has agreed to pay him interest on the loan assessed at 7% per annum plus a profit sharing interest equal to 36.7857% of $3,277 per house on the first 229 houses that the Company sells, totaling approximately $276,052. Profit sharing payments will be made in 11 installments; the first 10 in 20 house increments of approximately $24,109, and then a final payment of approximately $34,962. The shareholder has a right to receive his profit sharing payments in cash or in shares of the Company’s common stock at a conversion price of $5 per share. The principal loan balance of $515,000 will be paid within two years. Upon the completion of the acquisition the Company is obligated to pay for the infrastructure to the property which is estimated to cost an additional $500,000. If the infrastructure is not paid for by the Company, the Company lose the land. The Company has the option to acquire additional land after this transaction is consummated.

Note 9 – Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception (March 27, 1997). In addition, the Company has used substantial amounts of working capital in its operations.

Further, at March 31, 2005, current liabilities exceed current assets by approximately $1,038,000 and the deficit accumulated during the development stage amounted to approximately $9,949,000. In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management continues to raise funds through private offerings and is still seeking manufacturing contracts. Management believes that these sources of funds and current liquid assets will allow the Company to continue as a going concern. However, no assurances can be made that current or anticipated sources of funds will enable the Company to finance future periods' operations.

Canadian Rockport Homes International, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three-Months Ended March 31, 2005 and 2004

From the Company’s inception, it has been in the development stage and has not commenced principal operations. During 2005, the Company is continuing the construction of its plant in Chile.

General and administration costs were $313,165 and $473,631, respectively, for the three-month periods ended March 31, 2005 and 2004.

Of the $313,165 incurred during the first quarter of 2005, $58,098 was incurred in the Company’s Chilean operations. The remaining $255,067 pertains to costs incurred in operating its Canadian offices and general administration.

The major expenses incurred in Chile during 2005 consisted of rent amounting to $3,510, salaries and related expenses totaling $19,465, professional fees of $2,537, office expense of $2,412, depreciation of $2,570, telephone of $1,476, utilities of $1,693, licenses and permits of $2,724, travel and related expenses of $13,729 and bank fees of $1,347.

Other general expenses incurred in 2005 for operating the Company’s Canadian offices consisted of compensation and related costs of $147,635 (of which $86,166 has been accrued), professional fees of $37,278, depreciation expense of $10,235, rent of $19,081, telephone of $5,674, consulting expense of $9,979 and travel and related expenses of $9,153.

Of the $473,631 incurred during the first quarter of 2004, $75,307 was incurred in the Company’s Chilean operations. The remaining $398,324 pertains to costs incurred in operating its Canadian offices and general administration.

The major expenses incurred in Chile during 2004 consisted of rent amounting to $3,756, salaries and related expenses totaling $36,601, professional fees of $4,524, office expense of $7,234, depreciation of $2,602, and telephone and utilities of $1,982.

Other general expenses incurred in 2004 for operating the Company’s Canadian offices consisted of compensation and related costs of $281,719 (of which $145,147 has been accrued), professional fees of $19,408, depreciation expense of $8,293, rent of $18,602, telephone of $5,703, office expense of $5,587, and travel expenses of $23,498.

Liquidity and Capital Resources

Cash and cash equivalents as of March 31, 2005 and 2004 were $132,875 and $82,705, respectively.

During the first quarter of 2005, the Company received a total of $616,748 through the sale of 123,345 shares of the Company’s common stock. During the same period, the Company paid $222,391 in its operations, purchased equipment for its Canadian offices totaling $6,265, purchased equipment for its Chilean plant of $148,269, paid $152,895 towards the construction of its Chilean plant, paid $9,142 in costs associated with its private offerings, received $24,895 in loans from its President, made loan repayments to its President of $4,862, and made principal payments on its equipment leases totaling $776. Construction costs associated with the building of the Chilean plant include salaries and related benefits of those employees involved in the actual construction.

During the first quarter of 2004, the Company received a total of $440,992 through the sale of 88,105 shares of the Company’s common stock. During the same period, the Company paid $304,863 in its operations, purchased equipment for its Canadian offices totaling $1,839, paid $157,096 towards the construction of its Chilean plant, paid $33,812 in costs associated with its public offering, and made principal payments on its equipment leases totaling $583.

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

The Company's exposure to interest rate changes primarily relates to long-term debt used to fund future property acquisitions. Management's objective is to limit any impact of interest rate changes and may include any borrowing to be negotiated at fixed rates. Although interest rate changes have had no material effect on operations to date, management must continually evaluate such rates as manufacturing operations commence, corporate profitability is achieved, and expansion is being considered. The Company may also establish lines of credit through traditional banking venues to insure liquidity during future periods of growth, and may consider fixed or variable rate bank lines consistent with any fluctuation of interest rates at the time of such growth.

The Company's exposure to foreign currency exchange risk requires continuing management attention to the stability of the countries in which operations may be planned, as well as trade relations between the selected country(s) and Canada. Both trade relations and stability as pursuant to planned operations in Chile are currently favorable. Canadian Rockport Homes International, Inc. will continue to comprehensively evaluate conditions in countries where operations are in place and where future operations are planned, and will take any measures feasible at the time to minimize foreign currency risk. Such measures may include, but are not limited to a reduction in operations or relocating a portion of operations to a more favorable environment.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of the Company's published consolidated financial statements and other disclosures included in this report. Within the 90-day period prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the report it files with the Securities and Exchange Commissions as of March 31, 2005.

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

Canadian Rockport Homes International, Inc.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is being sued for past due legal fees. The Company is disputing the amounts being charged and the lawsuit is ongoing. In addition, the Company is also being sued for alleged fees due a brokerage firm for duty paid in the transportation of Company assets into Chile. The Company disputes the claim and this lawsuit is also on-going. Management has accrued in its liabilities what it believes to be a sufficient amount to pay the two claims upon their eventual resolution.

Item 2. Changes in Securities and Use of Proceeds

During the three-months ended March 31, 2005, the Company received a total of $616,748 through the sale of 123,345 shares of the Company’s common stock. During the same period it issued 3,460 shares of its common stock for services rendered in connection with its private offerings. All shares issued for non-monetary consideration were valued at $5.00 per share.

During the period from April 1, 2005 through September 19, 2005, the Company received $682,880 through the issuance of 136,576 shares of its common stock and issued an additional 30,300 shares to various consultants for services, which were valued at $151,500.

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

Reports on Form 8-K

On March 21, 2005, the Company filed Form 8-K pursuant to item 5.02 reporting the appointment of Shannon Downs to the Company’s Board of Directors and as the Company’s Chief Financial Officer. Also included in the March 21, 2005 filing was the report of Mr. Pat Bronson’s resignation from the Company’s Board of Directors.

Canadian Rockport Homes International, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canadian Rockport Homes International, Inc.
Registrant

Date: November 2, 2005	By:	/s/ William R. Malone, CEO
William R. Malone, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 2, 2005	By:	/s/ William R. Malone, President
William R. Malone, President and Director

Date: November 2, 2005	By:	/s/ Shannon Downs, Secretary/Treasurer
Shannon Downs, Secretary/Treasurer and
Director

Date: November 2, 2005	By:	/s/ Nelson Riis, Director
Nelson Riis, Director