Form 10-Q
period 2005-06-30
CANADIAN ROCKPORT HOMES INTERNATIONAL INC
filed 2005-12-15
CIK 1136263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity. As of November 22, 2005 there were 16,290,715 shares of Common Stock issued and outstanding.

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2004	2005
		(Unaudited)
Assets

Current assets
Cash and cash equivalents	$31,358	$577,065
Receivable - other	-	2,818
Prepaid expenses	1,652	672

Total current assets	33,010	580,555

Property and equipment
Land	400,000	400,000
Trucks	31,126	30,522
Furniture & equipment	286,357	478,970
Property held under capital leases	12,999	12,870
Leasehold improvements	1,688	1,655
	732,170	924,017
Less accumulated depreciation	(194,479)	(219,447)
	537,691	704,570
Construction in-progress	1,142,038	1,509,698

Total property and equipment - net	1,679,729	2,214,268

Other assets
Intangible assets subject to amortization
Patents	9,116	8,772

Total other assets	9,116	8,772

Total assets	$1,721,855	$2,803,595

The accompanying notes are an integral part of these consolidated financial statements.

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2004	2005
		(Unaudited)
Liabilities and stockholders' equity

Current liabilities
Legal fees payable	$166,047	$165,334
Trade payables	34,364	37,055
Rent payable	292,465	-
Accrued compensation	618,560	763,742
Payroll taxes payable	43,018	32,809
Loans payable - related party	39,979	107,041
Loans payable - other	15,612	15,612
Current maturities of obligations under capital leases	3,364	3,189
Notes payable - current	127,594	127,888

Total current liabilities	1,341,003	1,252,670

Long-term debt payable to related party	-	521,026

Obligations under capital lease	4,909	3,361

Total liabilities	1,345,912	1,777,057

Stockholders' equity
Common stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding
15,913,484 shares as of December 31, 2004, and
16,146,889 shares as of June 30, 2005	15,913	16,147
Additional paid-in capital	10,063,510	11,448,279
Deficit accumulated during the development stage	(9,709,327)	(10,486,236)
Other comprehensive income	5,847	48,348

Total stockholders' equity	375,943	1,026,538

Total liabilities and stockholders' equity	$1,721,855	$2,803,595

The accompanying notes are an integral part of these consolidated financial statements.

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	For the Three		For the Six		From Inception
	Months Ended		Months Ended		(March 27, 1997)
	June 30,		June 30,		Through
	2004	2005	2004	2005	June 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income	$-	$-	$-	$-	$-

Operating expenses
General and administrative expenses	(491,086)	(340,603)	(964,717)	(653,768)	(6,141,392)
Compensation and consulting expense
incurred on option grants	(178,747)	(190,071)	(357,494)	(380,142)	(4,150,205)
Gain (loss) on disposition of assets	-	29	-	29	(356,783)
Loss on impairment of goodwill	-	-	-	-	(30,000)

Loss from operations	(669,833)	(530,645)	(1,322,211)	(1,033,881)	(10,678,380)

Other income (expenses)
Gain on extinguishment of lease liability	-	-	-	283,985	283,985
Interest income	-	183	-	270	4,550
Interest expense	(1,784)	(6,451)	(3,640)	(27,283)	(96,391)

	(1,784)	(6,268)	(3,640)	256,972	192,144

Net loss before income taxes	(671,617)	(536,913)	(1,325,851)	(776,909)	(10,486,236)

Income taxes	-	-	-	-	-

Net loss	$(671,617)	$(536,913)	$(1,325,851)	$(776,909)	$(10,486,236)

Basic and diluted loss per share	$(0.04)	$(0.03)	$(0.08)	$(0.05)

Weighted average common
shares outstanding	15,797,732	16,094,579	15,758,201	16,032,269

The accompanying notes are an integral part of these consolidated financial statements.

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three		For the Six		From Inception
	Months Ended		Months Ended		March 27, 1997
	June 30,		June 30,		Through
	2004	2005	2004	2005	June 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(671,617)	$(536,913)	$(1,325,851)	$(776,909)	$(10,486,236)
Adjustments to reconcile net loss to net cash
used in operating activities:
Issuance of common stock for services	-	-	5,875	-	22,375
Issuance of common stock in Company's
organization	-	-	-	-	1,000
Compensation recognized on stock option grants	178,747	190,071	357,494	380,142	4,150,205
(Gain) loss on disposition of assets	-	(29)	-	(29)	357,171
(Gain) loss on extinguishment of lease liability	-	-	-	(283,985)	(283,985)
Loss on impairment of goodwill	-	-	-	-	30,000
Depreciation and amortization	11,146	16,681	22,429	29,654	205,952
(Increase) decrease in assets
(Increase) decrease in prepaid expenses	126	57	126	955	(590)
(Increase) decrease in other assets	(99)	325	3,196	(2,834)	(2,672)
Increase (decrease) in liabilities
Increase (decrease) in trade and other payables	69,712	(14,617)	74,736	(13,804)	451,688
Increase in accrued compensation	149,537	59,014	294,684	145,181	763,741
Increase in notes payable	-	13,929	-	27,756	88,182

Net cash used in operating activities	(262,448)	(271,482)	(567,311)	(493,873)	(4,703,169)

Cash flows from investing activities
Net proceeds on sale of timber and truss plant	-	-	-	-	211,639
Net proceeds on disposition of equipment	-	164	-	164	164
Insurance proceeds on equipment theft	-	-	-	-	252
Acquisition of equipment and other property	(50,984)	(202,797)	(209,919)	(510,226)	(1,706,781)

Net cash used in investing activities	(50,984)	(202,633)	(209,919)	(510,062)	(1,494,726)

Cash flows from financing activities
Gross proceeds from private offerings	268,440	408,526	709,432	1,025,274	6,452,145
Costs incurred in stock offerings	(8,791)	(11,271)	(42,603)	(20,413)	(377,161)
Proceeds from related party loans	-	565,000	-	589,895	761,754
Proceeds from other loans	-	-	-	-	144,668
Repayments on officer loans	-	(9,359)	-	(14,221)	(141,603)
Principal reduction on obligations under capital leases	(602)	(801)	(1,185)	(1,577)	(5,838)
Payment of deferred loan costs	-	(12,274)	-	(12,274)	(12,274)
Purchase of treasury stock	-	-	-	-	(35,000)

Net cash provided by financing activities	259,047	939,821	665,644	1,566,684	6,786,691

Effect of exchange rates on cash	(197)	(21,516)	(4,009)	(17,042)	(11,731)

Net increase (decrease) in cash and cash
equivalents	(54,582)	444,190	(115,595)	545,707	577,065

Cash and cash equivalents - beginning of period	82,705	132,875	143,718	31,358	-

Cash and cash equivalents - end of period	$28,123	$577,065	$28,123	$577,065	$577,065

The accompanying notes are an integral part of these consolidated financial statements.

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Information:

Non-Cash Investing and Financing Activities:

During the six-months ended June 30, 2004, the Company issued 3,554 shares of its common stock for services rendered in connection with its private offerings. The services were valued at $17,770, the estimated value of the shares issued.The $17,770 was charged against the proceeds received.

During the six-months ended June 30, 2005, the Company issued 28,360 shares of its common stock for services rendered in connection with its private offerings. The services were valued at $141,800, the estimated value of the shares issued. The $141,800 was charged against the proceeds received.

Cash Paid For:

	For the Three		For the Six		From Inception
	Months Ended		Months Ended		(March 27, 1997)
	June 30,			June 30,	Through
	2004	2005	2004	2005	June 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest Expense	$511	$7,750	$1,059	$13,619	$18,221

Income Taxes	$-	$-	$-	$-	$-

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

Realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations. Management continues to raise funds through private offerings and is in the process of purchasing land on which it plans to construct modular homes for the retail market. Management believes that these sources of funds and current liquid assets will allow the Company to continue as a going concern. However, no assurances can be made that current or anticipated sources of funds will enable the Company to finance future periods’ operations.

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2005 and the results of its operations and cash flows for the three-month and six-month periods ended June 30, 2005 and 2004. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. Reference should be made to Canadian Rockport Homes International, Inc.’s (the "Company") Form 10-K for the year ended December 31, 2004, for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

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

For ease in administration and to reduce costs, the Company in 2003 decided to dissolve RHCL and operate its Chilean operations solely through RT, which currently owns significantly all of the Company’s Chilean assets. The dissolution of RHCL was finalized on January 15, 2005 (see Note 6).

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

The Company maintains all of its cash deposits at two banks, one in Canada and one in Chile. Certain bank accounts are not insured.

Principles of Consolidation

The accompanying financial statements include the accounts and transactions of Canadian Rockport Homes International, Inc. and its wholly owned subsidiaries, Canadian Rockport Homes Ltd., and Canadian Rockport Trading Limitada. Intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency Translations

For foreign operations whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders’ equity.

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets that range from 3 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and for income tax reporting purposes. Depreciation expense for the three-months ended June 30, 2004 and 2005 was $10,979 and $16,513, respectively. Depreciation expense for the six-months ended June 30, 2004 and 2005 was $22,095 and $29,317, respectively.

Intangible Assets

Patents are being amortized over their respective remaining lives of 18 years. Amortization expense for the three-months ended June 30, 2004 and 2005 was $167 and $168, respectively. Amortization expense for the six-months ended June 30, 2004 and 2005 was $334 and $337, respectively.

Intangible assets consist of the following:

June 30, 2005
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)

Patents	$11,596	$2,824	$8,772	18

June 30, 2004
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)

Patents	$11,550	$2,143	$9,407	18

Estimated amortization expense for each of the next five years ended June 30, is as follows:

2005	$674
2006	674
2007	674
2008	674
2009	674

Total	$3,370

Net Loss Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS 128, any anti-dilutive effects on net earnings (loss) per share are excluded. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 18,754,084 and 19,378,534 for the three-months ended March 31, 2004 and 2005, respectively, and 18,685,251 and 19,253,914 for the six-months ended June 30, 2004 and 2005, respectively. Such amounts include shares potentially issuable under outstanding options and warrants.

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

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, ”Accounting for Income Taxes.” As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2005. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

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

In December 2004, the FASB issued FASB Statement No. 152, Accounting for Real Estate Time Sharing Transactions - An Amendment of FASB Statements No. 66 and 67. This standard amends FASB Statement No. 66, Accounting for Sales of Real Estate, by referring users to AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. Statement 152 also amends FASB Statement No. 67, Accounting for Costs and Initial Operations of Real Estate Projects, to state that the guidance for "incidental operations" and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. Statement 152 is effective for financial statements for fiscal years beginning after June 15, 2005. This statement is not applicable to the Company’s current operations.

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

Note 3 – Construction In-Progress

During the six-months ended June 30, 2005, the Company incurred costs totaling $360,801 for the construction of its Chilean plant. Construction costs associated with the building of the Chilean plant include salaries and related benefits of those employees involved in the actual construction. Construction in-progress consists of the following:

Construction in-progress at December 31, 2004	$1,142,038

Direct costs of constructing the Chilean plant	125,977
Allocated salaries and related benefits of employees involved in construction	190,790
Effect of exchange rates on asset balance	50,893

Net increase in construction in-progress account	367,660

Construction in-progress at September 30, 2005	$1,509,698

Note 4 - Accrued Compensation

On January 1, 2004, the Company entered into employment, consulting, and other related contracts with its management and personnel. Under the terms of these various agreements, the Company is obligated to pay approximately $385,000 in compensation for the six-months ended June 30, 2005. Due to the Company’s current cash flow requirements, the compensation on these agreements that was actually paid totaled approximately $240,000 for the six-months ended June 30, 2005. The difference of approximately $145,000 was accrued and will be paid when the Company has sufficient funds available. The terms of the contracts are for two years. Total compensation accrued as of June 30, 2005 amounted to $763,742.

Note 5 - Issuances of Common Stock

During the six-months ended June 30, 2005, the Company issued 205,045 shares of its common stock through a private offering in exchange for $1,025,274. In addition, during the six-month period, the Company issued 28,360 shares for consulting services in connection with the private offering valued at $141,800. The $141,800 was charged to equity against the related proceeds received.

In connection with the above private offerings during the six-months ended June 30, 2005, the Company issued warrants to purchase 233,405 shares of the Company’s common stock at a price of $7.00.

The warrants expire two years after the first date the Company’s stock is publicly traded. At June 30, 2005, there were cumulative warrants outstanding to purchase 986,265 shares of the Company’s common stock.

Note 6 - Payable to Related Parties

In April 2002, two shareholders advanced $65,657 to the Company evidenced by two promissory notes that are assessed interest at an annual rate of 8%. The notes are due on demand. Under the terms of the notes, the Company issued 5,000 shares of its common stock to each lender at the time of repayment. The Company is imputing interest on the shares to be issued at a price of $5.00 per share. The imputed interest was charged to operations ratably over a one-year period, which Management believed to be the length of time that the loans would be outstanding. The balance of these obligations on June 30, 2005 was $127,888. Interest charged to operations for the six-months ended June 30, 2005 and 2004 was $2,789 and $2,530.

The Company and its President have made advances and repayments to each other. The advances commencing on January 1, 2005 are assessed interest at a rate of 2% per month. The advances are unsecured and are due on demand. The total balance due the President by the Company at June 30, 2005 was $114,148, which is discounted by $7,107 to reflect the deferral of certain costs incurred by the Company in obtaining this financing. The total deferred loan costs were $12,274 and are being amortized to interest expense over a period of one year. Interest charged to operations for the six-months ended June 30, 2005 and 2004 was $15,014 and $0.

In connection with the pending land purchase discussed below in Note 6, the Company borrowed $515,000 from a shareholder. Under the terms of the loan, the Company has agreed to pay him interest on the loan assessed at 7% per annum plus a profit sharing interest that is discussed in more detail in Note 6. The principal loan balance of $521,026 includes $6,026 of accrued interest and is scheduled to be repaid within two years.

Note 7 – Leases and Other Commitments

Leases

The Company is a lessee of computer equipment under three capital leases expiring through August 28, 2007. The equipment and respective liabilities under these leases have been recorded at the fair value of the equipment and are being amortized over the estimated five-year useful life of the equipment. Amortization of equipment under the capital leases is included in depreciation expense for the six months ended June 30, 2005.

Following is a summary of the property held under the capital leases at June 30, 2005:

Computer equipment	$12,748
Less: accumulated depreciation	(7,023)

$5,725

Minimum future lease payments under the capital lease over its remaining life are as follows for the years ended June 30:

2006	$4,325
2007	3,394
2008	467
8,186

Less imputed interest	(1,636)

Present value of net minimum lease payments	$6,550

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

Future minimum lease commitments pertaining to the Vancouver office lease expire as follows:

June 30, 2006	$84,000
December 31, 2006	42,000

Total future minimum lease payments	$126,000

Land Purchase Agreement

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

In connection with the land purchase, the Company borrowed $515,000 from a shareholder. Under the terms of the loan, the shareholder received an approximate 36.7857% interest in a General Security Agreement that encompasses the Company’s plant located in Lampa, Chile, the Chilean land located as discussed above, 3 module display homes located on the land (once built), and building material used in the building of the houses on the subject land. In order for the Company to sell individual lots to homebuyers free of any encumbrances, the shareholder has agreed to release his security interest in phases of 40 lot increments. In consideration for the loan, the Company has agreed to pay him interest on the loan assessed at 7% per annum plus a profit sharing interest equal to 36.7857% of $3,277 per house on the first 229 houses that the Company sells, totaling approximately $276,052. Profit sharing payments will be made in 11 installments; the first 10 in 20 house increments of approximately $24,109, and then a final payment of approximately $34,962. The shareholder has a right to receive his profit sharing payments in cash or in shares of the Company’s common stock at a conversion price of $5 per share. The principal loan balance of $515,000 is scheduled to be repaid within two years. Upon the completion of the acquisition the Company is obligated to pay for the infrastructure to the property which is estimated to cost an additional $500,000. If the infrastructure is not paid for by the Company, the Company is required to forfeit the land. The Company has the option to acquire additional land after this transaction is consummated.

Note 8 - Contingencies

The Company is being sued for past due legal fees. The Company is disputing the amounts being charged and the lawsuit is ongoing. In addition, the Company is also being sued for alleged fees due a brokerage firm for duty paid in the transportation of Company assets into Chile. The Company disputes the claim and this lawsuit is also ongoing. Management has accrued in its liabilities what it believes to be a sufficient amount to pay the two claims upon their eventual resolution.

In issuing certificates evidencing the number of shares held by the respective shareholders, the Company’s former transfer agent issued certificates for more shares than were actually outstanding. The Company did not catch this error and these certificates were mailed to the respective shareholders. The Company is in the process of retrieving and canceling the excess issued shares.

Note 9 – Subsequent Events

From July 1, 2005 through November 22, 2005, the Company received $627,880 through the issuance of 125,576 shares of its common stock and issued an additional 18,250 shares to various consultants for services, which were valued at $91,250.

Note 10 – Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception (March 27, 1997). In addition, the Company has used substantial amounts of working capital in its operations.

Further, at June 30, 2005, current liabilities exceed current assets by approximately $672,000 and the deficit accumulated during the development stage amounted to approximately $10,486,000. In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management continues to raise funds through private offerings and is in the process of purchasing land on which it plans to construct modular homes for the retail market. Management believes that these sources of funds and current liquid assets will allow the Company to continue as a going concern. However, no assurances can be made that current or anticipated sources of funds will enable the Company to finance future periods' operations.

Canadian Rockport Homes International, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three-Months Ended June 30, 2005 and 2004

From the Company’s inception, it has been in the development stage and has not commenced principal operations. During 2005, the Company is continuing the construction of its plant in Chile.

General and administration costs were $340,603 and $491,086, respectively, for the three-month periods ended June 30, 2005 and 2004.

Of the $340,603 incurred during the second quarter of 2005, $68,939 was incurred in the Company’s Chilean operations. The remaining $271,664 pertains to costs incurred in operating its Canadian offices and general administration.

The major expenses incurred in Chile during the second quarter of 2005 consisted of rent amounting to $3,747, salaries and related expenses totaling $17,467, professional fees of $1,657, office expense of $3,236, depreciation of $5,827, telephone of $1,840, utilities of $5,098, taxes and licenses of $4,477, travel and related expenses of $13,980 and supplies of $5,471.

Other general expenses incurred during the second quarter of 2005 for operating the Company’s Canadian offices consisted of compensation and related costs of $185,255 (of which $59,015 has been accrued), professional fees of $18,719, depreciation expense of $10,685, rent of $19,117, telephone of $4,241, consulting expense of $15,441 and travel and related expenses of $9,286.

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

Results of Operations for the Six-Months Ended June 30, 2005 and 2004

General and administration costs were $653,768 and $964,717, respectively, for the six-month periods ended June 30, 2005 and 2004.

Of the $653,768 incurred during the first six months of 2005, $127,036 was incurred in the Company’s Chilean operations. The remaining $526,732 pertains to costs incurred in operating its Canadian offices and general administration.

The major expenses incurred in Chile during the first six months of 2005 consisted of rent amounting to $7,257, salaries and related expenses totaling $36,561, professional fees of $4,194, office expense of $5,648, depreciation of $8,397, telephone of $3,316, utilities of $6,791, taxes and licenses of $6,759, travel and related expenses of $27,710, auto expenses of $3,063 and supplies of $6,499.

Other general expenses incurred during the first six months of 2005 for operating the Company’s Canadian offices consisted of compensation and related costs of $332,890 (of which $145,181 has been accrued), professional fees of $55,997, depreciation expense of $20,920, rent of $38,198, telephone of $9,915, consulting expense of $25,420 and travel and related expenses of $18,439.

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

Liquidity and Capital Resources

Cash and cash equivalents as of June 30, 2005 and 2004 were $577,065 and $28,123, respectively.

During the six-months ended June 30, 2005, the Company received a total of $1,025,274 through the sale of 205,045 shares of the Company’s common stock. During the same period, the Company paid $493,873 in its operations, received $164 from the disposal of equipment, purchased equipment for its Canadian offices totaling $11,029, purchased equipment for its Chilean plant of $182,403, paid $316,794 towards the construction of its Chilean plant, paid $20,413 in costs associated with its private offerings, received $74,895 in loans from its President, made loan repayments to its President of $14,221, paid $12,274 in deferred loan costs, received $515,000 in a loan from a shareholder and made principal payments on its equipment leases totaling $1,577. Construction costs associated with the building of the Chilean plant include salaries and related benefits of those employees involved in the actual construction.

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

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with its Board of Directors, the Company has identified two accounting policies that it believes are key to an understanding of its financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

The first critical accounting policy relates to the accounting for costs incurred in the construction of the Company’s molds and related plant. All costs incurred in the construction of molds and plant are capitalized until completion. The molds will be depreciated over their respective lives. The costs incurred in the construction of the plant will be depreciated over the lesser of the useful life of the plant or the term of the lease of the building housing the respective assets (if applicable).

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

Item 4. Controls and Procedures

As of June 30, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2005.

(a)	Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO concluded that as of June 30, 2005, our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and could be reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2005that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

The Company's management, including the CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

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

Item 2. Changes in Securities and Use of Proceeds

During the three-months ended June 30, 2005, the Company received a total of $408,526 through the sale of 81,700 shares of the Company’s common stock. During the same period it issued 24,900 shares of its common stock for services rendered in connection with its private offerings. All shares issued for non-monetary consideration were valued at $5.00 per share.

During the period from July 1, 2005 through November 22, 2005, the Company received $627,880 through the issuance of 125,576 shares of its common stock and issued an additional 18,250 shares to various consultants for services, which were valued at $91,250.

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

None

Canadian Rockport Homes International, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canadian Rockport Homes International, Inc.
Registrant

Date: December 6, 2005	By:	/s/ William R. Malone, CEO
William R. Malone, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 6, 2005	By:	/s/ William R. Malone, President
William R. Malone, President and Director

Date: December 6, 2005	By:	/s/ Donel Belsby, Secretary/Treasurer
Donel Belsby, Secretary/Treasurer and
Director

Date: December 6, 2005	By:	/s/ Chris Kinch, Director
Chris Kinch, Director