Form 10-K/A
period 2004-12-31
CANADIAN ROCKPORT HOMES INTERNATIONAL INC
filed 2006-01-05
CIK 1136263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A2

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
$1,142,038

In June 9, 2004, the Company formalized the conclusion of its agreement with TWiC relating to the obligations each party had under a 2001 agreement whereby the Company agreed to pay TWiC $1,600,000 consisting of $1,400,000 cash, and 100,000 shares of common stock valued at $2.00 per share. The Company issued the shares and paid $285,000. The conclusion of the agreement included releasing the Company from any further obligations to TWiC under the original agreement. The conclusion of the agreement with TWiC will have no impact on the Company’s future ability to manufacture modular homes. The Company has the technical ability to utilize its molds and to construct its proprietary modular homes without the assistance of TWiC management or any of its employees. Further, there is a sufficient labor force in Chile, who can be trained in the construction of the Company’s homes. The Company financially benefits from the conclusion of the agreement, as it is no longer obligated to pay any of the remaining obligations hereunder..

Debt which the Company is obligated for as of December 31, 2004 is as follows:

	Payments Due By
		Less than
	Total	one year	1-3 years

Captial lease obligations:	$11,917	$4,885	$7,032
Operating lease obligations:	$168,000	$84,000	$84,000
Loans payable - related party	$39,979	$39,979
Loans payable - other	$15,612	$15,612
Notes payable	$127,594	$127,594

Payments on the above capital lease obligations total $4,885 for 2005. As discussed further in the accompanying financial statements, the above notes and loans are due on demand. If the creditors called these obligations at the end of 2005, it would require a cash outlay totaling approximately $190,000.

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

In 2005, the Company entered into an agreement to acquire 3.3998 hectares of land located in the Valle Grande Housing Project. a new housing development near Santiago, Chile, for the purpose of building houses to sell to the general public . The actual price paid for the land will be determined on the date of close, which will be when the seller completes the construction of the property's infrastructure. The Company expects the final purchase price to be approximately $560,000. Upon the completion of the acquisition the Company is obligated to pay for the infrastructure to the property which is estimated to cost an additional $600,000. If the infrastructure is not completed the company will lose the land. The Company has the option to acquire additional land after this transaction is consummated.

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

Controls and Procedures

As of December 31, 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2004.

(a)
Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of December 31, 2004 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's mana

(b)
Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

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

Canadian Rockport Homes International, Inc.
Registrant

Date: January 4, 2006	By: /s/ William R. Malone
William R. Malone, President/CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 4, 2006	By:	/s/ Donel Belsby
Donel Belsby, Secretary and Treasurer