Form 10-K/A
period 2004-12-31
CANADIAN ROCKPORT HOMES INTERNATIONAL INC
filed 2006-02-06
CIK 1136263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A3

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

Payments on the above capital lease obligations total $4,885 for 2005. As discussed further in the accompanying financial statements, the above notes, loans, and related accrued interest, are due on demand. If the creditors called these obligations at the end of 2005, it would require a cash outlay totaling approximately $190,000. Further, as discuseed in Note 3 to the accompanying financial statements, the Company is obligated for accrued compensation due its employees as of December 31, 2004 in the amount of $618,560. Pursuant to the agreement it has with the related employees, the accrued compensation will be paid when the Company has sufficient funds to meet these obligations.

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

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM THE COMPANY'S INCEPTION (MARCH 27, 1997) THROUGH DECEMBER 31, 2004

						Deficit		Equity
						Accumulated		Adjustment
					Additional	During the	Stock	from Foreign
		Transaction	Common Stock		Paid-in	Development	Subscription	Currency
	Unit Price	Date	Shares	Amount	Capital	Stage	Receivable	Translation	Total

Shares issued on organizing Company	$0.00	3/27/1997	5,816,675	$5,817	(4,817)	$(1,050)	-	-	$(50)
Adjustment to give effect to recapitalization on
February 15, 2001			1,135,186	1,135	(1,135)	-	-	-	-
Net loss from the Company's inception
(March 27, 1997) through December 31, 1997			-	-		-	-	-	-

Balance - December 31, 1997			6,951,861	6,952	(5,952)	(1,050)	-	-	(50)

Net loss for the year ended December 31, 1998			-	-		(96,259)	-	773	(95,486)

Balance - December 31, 1998			6,951,861	6,952	(5,952)	(97,309)	-	773	(95,486)
						-
Shares issued for cash	$21.49	6/30/1999	791	1	16,999	-	-	-	17,000
Shares issued for cash	$0.09	6/30/1999	791,000	791	72,409	(13,174)	65,000	-	125,026
Net loss for the year ended December 31, 1999			-	-	-	-	-	(1,483)	(1,483)

Balance - December 31, 1999			7,743,652	7,744	83,456	(110,483)	65,000	(710)	45,007

Shares issued in cancellation of indebtedness	$0.01	2/10/2000	847,500	848	6,153	-	-	-	7,000
Shares issued for services	$0.01	2/10/2000	113,000	113	887	-	-	-	1,000
(at estimated value of services rendered)
Shares issued for cash	$0.16	2/14/2000	339,000	339	53,898	-	-	-	54,237
Shares issued for cash	$0.16	2/14/2000	339,000	339	53,898	-	-	-	54,237
Shares issued in cancellation of indebtedness	$0.06	2/15/2000	56,500	57	3,444	-	-	-	3,500
Shares issued for cash	$0.16	3/2/2000	282,500	283	44,916	-	-	-	45,198
Shares issued for cash	$0.26	3/3/2000	141,250	141	36,017	-	-	-	36,158
Shares issued in cancellation of indebtedness	$0.07	3/8/2000	56,500	57	3,844	-	-	-	3,900

The accompanying notes are an integral part of the consolidated financial statements.	F-7

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM THE COMPANY'S INCEPTION (MARCH 27, 1997) THROUGH DECEMBER 31, 2004

						Deficit		Equity
						Accumulated		Adjustment
					Additional	During the		from Foreign
		Transaction	Common Stock		Paid-in	Development	Subscription	Currency
	Unit Price	Date	Shares	Amount	Capital	Stage	Receivable	Translation	Total

Shares issued in cancellation of indebtedness	$0.53	3/8/2000	56,500	57	29,944	-	-	-	30,000
Shares issued for services	$0.09	3/8/2000	113,000	113	9,887	-	-	-	10,000
(at estimated value of services rendered)
Shares issued for cash	$0.16	3/28/2000	113,000	113	17,966	-	-	-	18,079
Shares returned to Company and cancelled	$31.61	4/13/2000	(791)	(1)	(24,999)	-	-	-	(25,000)
Cash received on subscription		9/26/2000	-	-	-	-	(10,000)	-	(10,000)
Shares issued for cash	$0.20	10/5/2000	226,000	226	44,972	-	-	-	45,198
Shares issued for cash	$0.32	10/5/2000	141,250	141	45,057	-	-	-	45,198
Shares issued in cancellation of indebtedness	$1.06	10/25/2000	28,250	28	29,972	-	-	-	30,000
Shares issued for services	$0.09	10/25/2000	28,250	28	2,472	-	-	-	2,500
(at estimated value of services rendered)
Shares issued for cash	$0.32	10/27/2000	226,000	226	72,090	-	-	-	72,316
Shares issued for cash	$0.16	10/30/2000	197,750	198	31,440	-	-	-	31,638
Cash received on subscription			-	-	-		(20,000)		(20,000)
Shares issued for cash	$0.32	10/31/2000	56,500	57	18,023	-	-	-	18,079
Shares issued for cash	$0.32	10/31/2000	56,500	57	18,023	-	-	-	18,079
Shares issued for cash	$0.32	11/1/2000	16,950	17	5,407	-	-	-	5,424
Shares issued for cash	$0.32	11/2/2000	28,250	28	9,012	-	-	-	9,040
Shares issued for cash	$0.32	11/2/2000	28,250	28	9,012	-	-	-	9,040
Shares issued for cash	$0.32	11/2/2000	113,000	113	36,045	-	-	-	36,158
Shares issued for cash	$0.32	11/6/2000	113,000	113	36,045	-	-	-	36,158

Shares issued for cash	$0.16	11/9/2000	113,000	113	17,966	-	-	-	18,079
Shares issued for cash	$0.32	11/10/2000	56,500	57	18,023	-	-	-	18,079
Shares issued for cash	$0.32	11/14/2000	113,000	113	36,045	-	-	-	36,158
Cash received on subscription		11/21/2000	-	-	-	-	(20,000)	-	(20,000)
Shares issued for cash	$0.32	11/24/2000	56,500	57	18,023	-	-	-	18,079
Shares issued for cash	$0.48	11/30/2000	94,129	94	45,104	-	-	-	45,198
Shares issued for services	$0.53	11/30/2000	18,871	19	9,981	-	-	-	10,000
(at estimated value of services rendered)
Shares issued for cash	$0.25	12/6/2000	522,625	523	129,647	-	-	-	(130,170)

The accompanying notes are an integral part of the consolidated financial statements.	F-8

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM THE COMPANY'S INCEPTION (MARCH 27, 1997) THROUGH DECEMBER 31, 2004

						Deficit		Equity
						Accumulated		Adjustment
					Additional	During the		from Foreign
		Transaction	Common Stock		Paid-in	Development	Subscription	Currency
	Unit Price	Date	Shares	Amount	Capital	Stage	Receivable	Translation	Total

Cash received on subscription		12/24/2000	-	-	-	-	(15,000)	-	(15,000)
Net loss for the year ended December 31, 2000			-	-	-	(249,835)	-	(57)	(249,892)

Balance - December 31, 2000			12,435,186	12,435	951,665	(360,318)	(15,000)	(757)	603,015

Shares issued for cash	$40.00	1/2/2001	150	-	6,000	0	-	-	6,000
Shares issued to Twic Housing Corporation
as partial consideration for the manufacturing
costs of molds and other plant equipment	$2.00	1/10/2001	100,000	100	199,900	-	-	-	200,000
Shares issued to Twic Housing Corporation
in consideration for patents and other intellectual
properties	$0.01	2/15/2001	2,000,000	2,000	8,057	-	-	-	10,057
Shares issued for cash through private placement
offering	$2.00		427,513	428	854,598	-	-	-	855,026
Shares issued for cash through private placement
offering	$3.00		1,000	1	2,999	-	-	-	3,000
Shares issued for cash through private placement
offering	$5.00		86,269	86	431,259	-	-	-	431,345
Cost incurred in offerings			-	-	(219,164)	-	-	-	(219,164)
Compensation expense from stock option grants			-	-	397,333	-	-		397,333
Net loss for the year ended December 31, 2001 - Restated			-	-	-	(1,475,647)	-	1,201	1,474,446

Balance - December 31, 2001			2,614,932	2,615	1,680,982	(1,725,482)	(15,000)	434	812,166

Shares issued for cash through private placement
offering	$5.00		173,738	174	870,179	-	-	-	870,353
Shares returned to treasury and cancelled	$2.00		(5,000)	(5)	(9,995)	-	-	-	(10,000)
Shares issued in purchase of 598546 B.C., Ltd	$5.00		200,000	200	999,800	-	-	-	1,000,000
Cost incurred in offerings			-	-	(10,867)	-	-	-	(10,867)
Compensation expense from stock option grants			-	-	333,667	-	-	-	333,667
Net loss for the year ended December 31, 2002 - Restated			-	-	-	-	-	-	(2,072,020)

Balance - December 31, 2002			15,418,856	15,419	4,815,431	(3,906,470)	-	(1,081)	923,299

The accompanying notes are an integral part of the consolidated financial statements.	F-9

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM THE COMPANY'S INCEPTION (MARCH 27, 1997) THROUGH DECEMBER 31, 2004

						Deficit		Equity
						Accumulated		Adjustment
					Additional	During the		from Foreign
		Transaction	Common Stock		Paid-in	Development	Subscription	Currency
	Unit Price	Date	Shares	Amount	Capital	Stage	Receivable	Translation	Total

Shares issued for cash through private placement
offering	$5.00		248,978	249	1,241,499	-	-	-	1,241,748
Shares issued for marketing services	$5.00		600	1	2,999	-	-	-	3,000
(at estimated value of services rendered)
Shares issued for services rendered in connection
with the Company's private placement offering	$5.00		9,462	9	(9)	-	-	-	-
(at estimated value of services rendered)
Cost incurred in offerings			-	-	(105,738)	-	-	-	(105,738)
Compensation expense from stock option grants			-	-	2,282,874	-	-	-	2,282,874
Net loss for the year ended December 31, 2003			-	-	-	3,346,311	-	10,325	(3,335,986)

Balance - December 31, 2003			15,677,896	15,678	8,237,056	7,252,781	-	9,244	1,009,197

Shares issued for cash through private placement
offering	$5.00		224,087	224	1,118,975	-	-	-	1,119,199
Shares issued for marketing services	$5.00		1,175	1	5,874	-	-	-	5,875
(at estimated value of services rendered)
Shares issued for services rendered in connection
with the Company's private placement offering	$5.00		10,326	10	51,620	-	-	-	51,630
(at estimated value of services rendered)
Cost incurred in offerings			-	-	(106,204)	-	-	-	(106,204)
Compensation expense from stock option grants			-	-	756,189	-	-	-	756,189
Net loss for the year ended December 31, 2004			-	-	-	(2,456,546)	-	(3,397)	(2,459,943)

Balance - December 31, 2004			15,913,484	$15,913	$10,063,510	$(9,709,327)	$-	$5,847	375,943

The accompanying notes are an integral part of the consolidated financial statements.	F-10

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

Canadian Rockport Homes International, Inc.
Registrant

Date: February 2, 2006	By: /s/ William R. Malone
William R. Malone, President/CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 2, 2006	By: /s/ Donel Belsby
Donel Belsby, Secretary and Treasurer