Form 10-Q/A
period 2005-03-31
CANADIAN ROCKPORT HOMES INTERNATIONAL INC
filed 2006-02-06
CIK 1136263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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

Item 4. Controls and Procedures

As of March 31, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2005.

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

Date: February 2, 2006	By:	/s/ William R. Malone, President
William R. Malone, President and Director

Date: February 2, 2006	By:	/s/ Donel Belsby, Secretary/Treasurer
Donel Belsby, Secretary/Treasurer and
Director

Date: February 2, 2006	By:	/s/ Chris Kinch, Director
Chris Kinch, Director