Form 10-Q
period 2005-09-30
CANADIAN ROCKPORT HOMES INTERNATIONAL INC
filed 2006-03-08
CIK 1136263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

¨ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to  __________

333-62786
(Commission file number)

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0354610
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

2317 Wall Street
Vancouver, BC Canada V5L 1B8
(Address of principal executive offices)

(604) 669-1081
(Issuer's telephone number)

700 W. Pender Street, Suite 507
Vancouver, BC Canada V6C 1G8
(Former name, former address and former fiscal year, if changed since last report)

x Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
¨ Yes x No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity. As of February 15, 2006 there were
16,333,815 shares of Common Stock issued and outstanding.

Index

		Page Number

PART I.	FINANCIAL INFORMATION	3

Item 1.	Consolidated Financial Statements	3

	Consolidated Balance Sheets as of December 31, 2004 and September 30, 2005 (Unaudited)	3

	Consolidated Statements of Operations (Unaudited) Three-Months and Nine-Months Ended September 30, 2004 and 2005 and from the Company's inception (March 27, 1997) through September 30, 2005	5

	Consolidated Statements of Cash Flows (Unaudited) Three-Months and Nine-Months Ended September 30, 2004 and 2005 and from the Company's inception (March 27, 1997) through September 30, 2005	6

	Notes to (Unaudited) Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION	17

Item 1.	Legal Proceedings	17

Item 2.	Change in Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits and Reports on Form 8-K	18

SIGNATURES		19

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2004	2005
		(Unaudited)
Assets

Current assets
Cash and cash equivalents	$31,358	$67,721
Receivable - other	-	5,269
Prepaid expenses	1,652	634

Total current assets	33,010	73,624

Property and equipment
Land	400,000	928,975
Trucks	31,126	32,022
Furniture & equipment	286,357	526,159
Property held under capital leases	12,999	13,374
Leasehold improvements	1,688	1,737
	732,170	1,502,267
Less accumulated depreciation	(194,479)	(248,071)
	537,691	1,254,196
Construction in-progress	1,142,038	1,712,265

Total property and equipment - net	1,679,729	2,966,461

Other assets
Intangible assets subject to amortization
Patents	9,116	8,622

Total other assets	9,116	8,622

Total assets	$1,721,855	$3,048,707

The accompanying notes are an integral part of these consolidated financial statements.

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2004	2005
		(Unaudited)
Liabilities and stockholders' equity

Current liabilities
Legal fees payable	$166,047	$170,120
Trade payables	34,364	56,222
Rent payable	292,465	14,487
Accrued compensation	618,560	850,468
Payroll taxes payable	43,018	27,424
Loans payable - related party	39,979	143,014
Loans payable - other	15,612	15,612
Current maturities of obligations under capital leases	3,364	3,158
Notes payable - current	127,594	135,623

Total current liabilities	1,341,003	1,416,128

Long-term debt payable to related party	-	530,197

Obligations under capital lease	4,909	2,827

Total liabilities	1,345,912	1,949,152

Stockholders' equity
Common stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding
15,913,484 shares as of December 31, 2004, and
16,222,815 shares as of September 30, 2005	15,913	16,223
Additional paid-in capital	10,063,510	11,972,755
Deficit accumulated during the development stage	(9,709,327)	(11,018,895)
Other comprehensive income	5,847	129,472

Total stockholders' equity	375,943	1,099,555

Total liabilities and stockholders' equity	$1,721,855	$3,048,707

The accompanying notes are an integral part of these consolidated financial statements.

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

		For the Three			For the Nine		From Inception
		Months Ended			Months Ended		(March 27, 1997)
		September 30,			September 30,		Through
		2004	2005		2004	2005	September 30, 2005
		(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)	(Unaudited)

Income	$		$-	$		$-	$-

Operating expenses
General and administrative expenses		(272,695)	(321,378)		(1,237,412)	(975,146)	(6,462,770)
Compensation and consulting expense
incurred on option grants		(178,747)	(190,071)		(536,241)	(570,213)	(4,340,276)
Gain (loss) on disposition of assets		-	-		-	29	(356,783)
Loss on impairment of goodwill		-	-		-	-	(30,000)

Loss from operations		(451,442)	(511,449)		(1,773,653)	(1,545,330)	(11,189,829)

Other income (expenses)
Gain on extinguishment of lease liability		-	-		-	283,985	283,985
Interest income		18	148		18	418	4,698
Interest expense		(1,793)	(21,358)		(5,433)	(48,641)	(117,749)

		(1,775)	(21,210)		(5,415)	235,762	170,934

Net loss before income taxes		(453,217)	(532,659)		(1,779,068)	(1,309,568)	(11,018,895)

Income taxes		-	-		-	-	-

Net loss		$(453,217)	$(532,659)		$(1,779,068)	$(1,309,568)	$(11,018,895)

Basic and diluted loss per share		$(0.03)	$(0.03)		$(0.11)	$(0.08)

Weighted average common
shares outstanding		15,841,843	16,190,047		15,786,285	16,085,440

The accompanying notes are an integral part of these consolidated financial statements.

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three		For the Nine		From Inception
	Months Ended		Months Ended		March 27, 1997
	September 30,		September 30,		Through
	2004	2005	2004	2005	September 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(453,217)	$(532,659)	$(1,779,068)	$(1,309,568)	$(11,018,895)
Adjustments to reconcile net loss to net cash
used in operating activities:
Issuance of common stock for services	-	-	5,875	-	22,375
Issuance of common stock in Company's
organization	-	-	-	-	1,000
Compensation recognized on stock option grants	178,747	190,071	536,241	570,213	4,340,276
(Gain) loss on disposition of assets	-	-	-	(29)	357,171
(Gain) loss on extinguishment of lease liability	-	-	-	(283,985)	(283,985)
Loss on impairment of goodwill	-	-	-	-	30,000
Depreciation and amortization	7,550	17,870	29,979	47,524	223,822
(Increase) decrease in assets
(Increase) decrease in prepaid expenses	63	75	189	1,030	(515)
(Increase) decrease in other assets	(83)	(2,283)	3,113	(5,117)	(4,955)
Increase (decrease) in liabilities
Increase (decrease) in trade and other payables	13,333	26,546	88,069	12,742	478,234
Increase in accrued compensation	76,221	86,727	370,905	231,908	850,468
Increase in notes payable	-	18,627	-	46,383	106,809

Net cash used in operating activities	(177,386)	(195,026)	(744,697)	(688,899)	(4,898,195)

Cash flows from investing activities
Net proceeds on sale of timber and truss plant	-	-	-	-	211,639
Net proceeds on disposition of equipment	-	-	-	164	164
Insurance proceeds on equipment theft	-	-	-	-	252
Acquisition of land	-	(554,559)	-	(554,559)	(954,559)
Acquisition of equipment and other property	(2,385)	(151,761)	(212,304)	(661,987)	(1,458,542)

Net cash used in investing activities	(2,385)	(706,320)	(212,304)	(1,216,382)	(2,201,046)

Cash flows from financing activities
Gross proceeds from private offerings	168,199	362,438	877,631	1,387,712	6,814,583
Costs incurred in stock offerings	(7,367)	(27,957)	(49,970)	(48,370)	(405,118)
Proceeds from related party loans	-	26,372	-	614,015	788,126
Proceeds from other loans	-	-	-	-	144,668
Repayments on officer loans	-	-	-	(12,165)	(141,603)
Principal reduction on obligations under capital leases	(652)	(866)	(1,837)	(2,443)	(6,704)
Payment of deferred loan costs	-	-	-	(12,078)	(12,274)
Purchase of treasury stock	-	-	-	-	(35,000)

Net cash provided by financing activities	160,180	359,987	825,824	1,926,671	7,146,678

Effect of exchange rates on cash	254	32,015	(3,755)	14,973	20,284

Net increase (decrease) in cash and cash
equivalents	(19,337)	(509,344)	(134,932)	36,363	67,721

Cash and cash equivalents - beginning of period	28,123	577,065	143,718	31,358	-

Cash and cash equivalents - end of period	$8,786	$67,721	$8,786	$67,721	$67,721

The accompanying notes are an integral part of these consolidated financial statements.

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

Realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations. Management continues to raise funds through private offerings and has made a purchase of land on which it plans to construct modular homes for the retail market. Management believes that these sources of funds and current liquid assets will allow the Company to continue as a going concern. However, no assurances can be made that current or anticipated sources of funds will enable the Company to finance future periods’ operations.

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2005 and the results of its operations and cash flows for the three-month and nine-month periods ended September 30, 2005 and 2004. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. Reference should be made to Canadian Rockport Homes International, Inc.’s (the "Company") Form 10-K for the year ended December 31, 2004, for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

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

For ease in administration and to reduce costs, the Company in 2003 decided to dissolve RHCL and operate its Chilean operations solely through RT, which currently owns significantly all of the Company’s Chilean assets. The dissolution of RHCL was finalized on January 15, 2005 (see Note 7).

On March 24, 2004 the Company formed CRH of Nevada, Inc., a Nevada corporation (“CRHN”). CRHN was formed for the purpose of undergoing a migratory merger by which the Company would move from the State of Delaware to the State of Nevada. As a result of the merger, CRHN would assume all of the assets and liabilities of the Company and be renamed as “Canadian Rockport Homes International, Inc.” The purpose of the merger is to take advantage of Nevada state tax treatment for the Company which Management believes is more favorable to the Company than Delaware state tax treatment. It is not anticipated that there will be any other material difference due to the migratory merger. The Company anticipates that the migratory merger will be completed in 2006.

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

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets that range from 3 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and for income tax reporting purposes. Depreciation expense for the three-months ended September 30, 2004 and 2005 was $7,907 and $17,701, respectively. Depreciation expense for the nine-months ended September 30, 2004 and 2005 was $29,565 and $47,018, respectively.

Intangible Assets

Patents are being amortized over their respective remaining lives of 18 years. Amortization expense for the three-months ended September 30, 2004 and 2005 was $173 and $169, respectively. Amortization expense for the nine-months ended September 30, 2004 and 2005 was $508 and $506, respectively.

Intangible assets consist of the following:

September 30, 2005
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)

Patents	$ 11,623	$ 3,001	$ 8,622	18

September 30, 2004
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)

Patents	$ 11,579	$ 2,316	$ 9,263	18

Estimated amortization expense for each of the next five years ended September 30, is as follows:

2006	$674
2007	674
2008	674
2009	674
2010	674

Total	$3,370

Net Loss Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS 128, any anti-dilutive effects on net earnings (loss) per share are excluded. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 18,868,519 and 19,569,471 for the three-months ended September 31, 2004 and 2005, respectively, and 18,742,637 and 19,360,255 for the nine-months ended September 30, 2004 and 2005, respectively. Such amounts include shares potentially issuable under outstanding options and warrants.

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2005. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

Note 2 – Recent Accounting Pronouncements

The FASB recently issued the following statements:

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis.

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

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The Company has evaluated the impact of the adoption of FIN 47, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

In December 2004, the FASB issued FASB Statement No. 152, Accounting for Real Estate Time Sharing Transactions - An Amendment of FASB Statements No. 66 and 67. This standard amends FASB Statement No. 66, Accounting for Sales of Real Estate, by referring users to AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate TimeSharing Transactions. Statement 152 also amends FASB Statement No. 67, Accounting for Costs and Initial Operations of Real Estate Projects, to state that the guidance for "incidental operations" and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. Statement 152 is effective for financial statements for fiscal years beginning after June 15, 2005. This statement is not applicable to the Company’s current operations.

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

Note 3 – Construction In-Progress

During the nine-months ended September 30, 2005, the Company incurred costs totaling $570,227 for the construction of its Chilean plant. Construction costs associated with the building of the Chilean plant include salaries and related benefits of those employees involved in the actual construction. Construction in-progress consists of the following:

Construction in-progress at December 31, 2004	$1,142,038

Direct costs of constructing the Chilean plant	145,859
Allocated salaries and related benefits of employees involved in construction	301,347
Effect of exchange rates on asset balance	123,021

Net increase in construction in-progress account	570,227

Construction in-progress at September 30, 2005	$1,712,265

Note 4 - Accrued Compensation

On January 1, 2004, the Company entered into employment, consulting, and other related contracts with its management and personnel. Under the terms of these various agreements, the Company is obligated to pay approximately $578,000 in compensation for the nine-months ended September 30, 2005. Due to the Company’s current cash flow requirements, the compensation on these agreements that was actually paid totaled approximately $346,000 for the nine-months ended September 30, 2005. The difference of approximately $232,000 was accrued and will be paid when the Company has sufficient funds available. The terms of the contracts are for two years. Total compensation accrued as of September 30, 2005 amounted to $850,468.

Note 5 - Issuances of Common Stock

During the nine-months ended September 30, 2005, the Company issued 277,521 shares of its common stock through a private offering in exchange for $1,387,712. In addition, during the nine-month period, the Company issued 31,810 shares for consulting services in connection with the private offering valued at $159,050. The $159,050 was charged to equity against the related proceeds received.

In connection with the above private offerings during the nine-months ended September 30, 2005, the Company issued warrants to purchase 309,331 shares of the Company’s common stock at a price of $7.00.

The warrants expire two years after the first date the Company’s stock is publicly traded. At September 30, 2005, there were cumulative warrants outstanding to purchase 1,062,191 shares of the Company’s common stock.

Note 6 - Payable to Related Parties

In April 2002, two shareholders advanced $65,657 to the Company evidenced by two promissory notes that are assessed interest at an annual rate of 8%. The notes are due on demand. Under the terms of the notes, the Company issued 5,000 shares of its common stock to each lender at the time of repayment. The Company is imputing interest on the shares to be issued at a price of $5.00 per share. The imputed interest was charged to operations ratably over a one-year period, which Management believed to be the length of time that the loans would be outstanding. The balance of these obligations on September 30, 2005 was $135,623. Interest charged to operations for the nine-months ended September 30, 2005 and 2004 was $4,213 and $2,977.

The Company and its President have made advances and repayments to each other. The advances commencing on January 1, 2005 are assessed interest at a rate of 2% per month. The advances are unsecured and are due on demand. The total balance due the President by the Company at September 30, 2005 was $147,274, which is discounted by $4,260 to reflect the deferral of certain costs incurred by the Company in obtaining this financing. The total deferred loan costs were $12,078 and are being amortized to interest expense over a period of one year. Interest charged to operations for the nine-months ended September 30, 2005 and 2004 was $16,558 and $0.

In connection with the land purchase discussed below in Note 7, the Company borrowed $515,000 from a shareholder. Under the terms of the loan, the Company has agreed to pay him interest on the loan assessed at 7% per annum plus a profit sharing interest that is discussed in more detail in Note 7. The principal loan balance of $530,197 includes $15,197 of accrued interest and is scheduled to be repaid within two years. Interest charged to operations for the nine-months ended September 30, 2005 and 2004 was $15,197 and $0.

Note 7 – Leases and Other Commitments

Leases

The Company is a lessee of computer equipment under three capital leases expiring through August 28, 2007. The equipment and respective liabilities under these leases have been recorded at the fair value of the equipment and are being amortized over the estimated five-year useful life of the equipment. Amortization of equipment under the capital leases is included in depreciation expense for the nine-months ended September 30, 2005.

Following is a summary of the property held under the capital leases at September 30, 2005:

Computer equipment	$13,374
Less: accumulated depreciation	(7,368)

$6,006

Minimum future lease payments under the capital lease over its remaining life are as follows for the years ended September 30:

2006	$4,171
2007	3,160
7,331

Less imputed interest	(1,346)

Present value of net minimum lease payments	$5,985

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

Future minimum lease commitments pertaining to the Vancouver office lease expire as follows:

September 30, 2006	$84,000
September 30, 2007	21,000

Total future minimum lease payments	$105,000

Land Purchase Agreement

In 2005, the Company entered into an agreement to acquire 3.3998 hectares of land located in the Valle Grande Housing Project, a new housing development near Santiago, Chile, for the purpose of building houses to sell to the general public. The closing date of this transaction was August 29, 2005 whereby the Company paid $549,068 for the purchase of the land. The Company has the option to acquire additional land after this transaction is consummated.

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

Note 9 – Subsequent Events

From October 1, 2005 through February 15, 2006, the Company received $495,000 through the issuance of 99,000 shares of its common stock and issued an additional 12,000 shares to various consultants for services, which were valued at $60,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three-Months Ended September 30, 2005 and 2004

From the Company’s inception, it has been in the development stage and has not commenced principal operations. During 2005, the Company is continuing the construction of its plant in Chile.

General and administration costs were $321,378 and $272,695, respectively, for the three-month periods ended September 30, 2005 and 2004.

Of the $321,378 incurred during the third quarter of 2005, $55,505 was incurred in the Company’s Chilean operations. The remaining $265,873 pertains to costs incurred in operating its Canadian offices and general administration.

The major expenses incurred in Chile during the third quarter of 2005 consisted of rent amounting to $4,285, salaries and related expenses totaling $33,863, depreciation of $2,419, taxes and licenses of $4,373, and travel and related expenses of $5,352.

Other general expenses incurred during the third quarter of 2005 for operating the Company’s Canadian offices consisted of compensation and related costs of $153,115 (of which $86,727 has been accrued), professional fees of $38,215, depreciation expense of $15,281, rent of $19,916, telephone of $4,943, consulting expense of $6,179 and travel and related expenses of $3,552.

Of the $272,695 incurred during the third quarter of 2004, $45,156 was incurred in the Company’s Chilean operations. The remaining $227,539 pertained to costs incurred in operating its Canadian offices and general administration.

The major expenses incurred in Chile during the third quarter of 2004 consisted of rent amounting to $3,947, salaries and related expenses totaling $29,831, professional fees of $1,826, depreciation of $2,152, and telephone and utilities of $2,187.

Other general expenses incurred in operating the Company’s Canadian offices during the third quarter of 2004 consist of compensation and related costs of $205,539 (of which $80,610 has been accrued), professional fees of $10,039, depreciation expense of $8,648, and rent of $19,082. A total of $25,000 was received in the third quarter for reimbursement of travel and due diligence costs incurred in analyzing the feasibility of establishing manufacturing facilities in Ghana.

Results of Operations for the Nine-Months Ended September 30, 2005 and 2004

General and administration costs were $975,146 and $1,237,412, respectively, for the nine-month periods ended September 30, 2005 and 2004.

Of the $975,146 incurred during the first nine months of 2005, $182,541 was incurred in the Company’s Chilean operations. The remaining $792,605 pertains to costs incurred in operating its Canadian offices and general administration.

The major expenses incurred in Chile during the first nine months of 2005 consisted of rent amounting to $11,542, salaries and related expenses totaling $70,424, professional fees of $4,786, depreciation of $10,816, telephone of $5,172, utilities of $8,326, taxes and licenses of $13,887, travel and related expenses of $33,061, auto expenses of $4,128 and supplies of $8,170.

Other general expenses incurred during the first nine months of 2005 for operating the Company’s Canadian offices consisted of compensation and related costs of $486,005 (of which $231,908 has been accrued), professional fees of $94,212, depreciation expense of $36,202, rent of $58,114, telephone of $14,858, consulting expense of $31,599 and travel and related expenses of $21,991.

Of the $1,237,412 incurred during the first nine months of 2004, $164,225 was incurred in the Company’s Chilean operations. The remaining $1,073,187 pertained to costs incurred in operating its Canadian offices and general administration.

The major expenses incurred in Chile during the first nine months of 2004 consisted of rent amounting to $10,817, salaries and related expenses totaling $93,134, professional fees of $9,678, office expense of $2,524, plant maintenance of $7,407, depreciation of $3,686, taxes and licenses of $15,637 and telephone and utilities of $14,008.

Other general expenses incurred in operating the Company’s Canadian offices during the first nine months of 2004 consist of compensation and related costs of $785,178 (of which $370,905 has been accrued), professional fees of $100,429, depreciation expense of $25,879, rent of $50,048, telephone of $14,134, office expense of $12,373, and travel expenses of $41,010.

Liquidity and Capital Resources

Cash and cash equivalents as of September 30, 2005 and 2004 were $67,721 and $8,786, respectively.

During the nine-months ended September 30, 2005, the Company received a total of $1,387,712 through the sale of 277,521 shares of the Company’s common stock. During the same period, the Company paid $688,899 in its operations, received $164 from the disposal of equipment, purchased equipment for its Canadian offices totaling $11,121, purchased equipment for its Chilean plant of $203,660, paid $447,206 towards the construction of its Chilean plant, purchased land of $554,559, paid $48,370 in costs associated with its private offerings, received $99,015 in loans from its President, made loan repayments to its President of $12,165, paid $12,078 in deferred loan costs, received $515,000 in a loan from a shareholder and made principal payments on its equipment leases totaling $2,443.

Construction costs associated with the building of the Chilean plant include salaries and related benefits of those employees involved in the actual construction.

During the nine months ended September 30, 2004, the Company received a total of $877,631 through the sale of 175,867 shares of its common stock. During the same period, the Company paid $744,697 in its operations, paid $209,770 towards the construction of the Chilean plant, paid $2,534 for the purchase of office equipment, paid $49,970 in costs associated with its public offering, and made principal payments on its equipment leases totaling $1,837.

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

Item 4. Controls and Procedures

As of September 30, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2005.

(a)

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO concluded that as of September 30, 2005, our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and could be reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO, as appropriate to allow timely decisions regarding required disclosure.

(b)

Changes in internal control over financial reporting.. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds

During the three-months ended September 30, 2005, the Company received a total of $362,438 through the sale of 72,476 shares of the Company’s common stock. During the same period it issued 3,450 shares of its common stock for services rendered in connection with its private offerings. All shares issued for non-monetary consideration were valued at $5.00 per share.

During the period from October 1, 2005 through February 15, 2006, the Company received $495,000 through the issuance of 99,000 shares of its common stock and issued an additional 12,000 shares to various consultants for services, which were valued at $60,000.

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

Canadian Rockport Homes International, Inc.
Registrant

Date: February 27, 2006	By:	/s/ William R. Malone, CEO
William R. Malone, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2006	By:	/s/ William R. Malone, President
William R. Malone, President and Director

Date: February 27, 2006	By:	/s/ Donel Belsby, Secretary/Treasurer
Donel Belsby, Secretary/Treasurer and Director

Date: February 27, 2006	By:	/s/ Chris Kinch, Director
Chris Kinch, Director