Form 10-K
period 2005-12-31
CANADIAN ROCKPORT HOMES INTERNATIONAL INC
filed 2006-04-12
CIK 1136263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

[               ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to___________

Commission file number 333-62786

Canadian Rockport Homes International, Inc.
(Exact name of registrant as specified in its charter)

3155 E. Patrick Lane, Suite 1
Las Vegas, NV 89120-3481 USA
(604) 669-1081
(Address of principal executive office & telephone number)

Delaware	98-0354610
(State of incorporation)	(IRS Employer Identification #)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

[               ] Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

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
[               ] Yes [ X ] No

At April 10, 2006 the aggregate market value of the issued and outstanding common shares held by non-affiliates of the registrant, as computed based upon the price at which the common equity was sold, was $54,615,395. The number of shares outstanding of the registrant's common stock as of April 10, 2006 was 16,718,265.

Documents Incorporated by Reference
No (1) annual report to security holders; (2) proxy or information statement; or (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933; are incorporated by reference into any part of this Form 10-K.

Table of Contents

Part I

Business

Canadian Rockport Homes International, Inc was incorporated in Delaware on January 10, 1996 under the name, Lenz Products, Inc. The Company changed its name to Canadian Rockport Homes International, Inc. in early 2001.

The Company is in the development stage as defined in FASB Statement 7 and currently has plans to manufacture and erect low cost concrete modular homes for sale to the general public. The Company has not paid any dividends and any dividends which may be paid in the future will depend on the financial requirements of the Company and other relevant factors.

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

For ease in administration and to reduce costs, the Company in 2003 decided to dissolve RHCL and operate its Chilean operations solely through RT, which currently owns significantly all of the Company’s Chilean assets. The dissolution of RHCL was finalized on January 15, 2005 (see Note 9 to the accompanying financial statements).

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

The Company maintains all of its cash deposits at three banks two in Canada and one in Chile. Certain bank accounts are not insured.

Description of Business

Canadian Rockport Homes International, Inc. is in the development stage with plans to manufacture and construct low cost concrete modular housing in developing nations and third-world countries. The Company's business is based upon its exclusive ownership of the TWiC technology which has been developed in Canada over the past thirty years by TWiC Housing Corp. Canadian Rockport Homes International, Inc. is in the process of constructing its manufacturing facility in Lampa, Chile where initial operations will commence. It is the Company's intent to complete the plant by December 31, 2006, barring financial constraints. As of March 31, 2006, the estimated cost to make the plant capable of operating at its full design capacity is $380,000. The Company is in the process of raising the funds necessary to fund the completion of the plant. However, if the amounts raised are deficient, then Management plans to finance the remaining balance needed using the property as collateral against the amount financed. In 2005, the Company acquired 3.3998 hectares of land for approximately $550,000, located in the Valle Grande Housing Project (a new housing development near Santiago, Chile), for the purpose of building houses to sell to the general public. The Company has the option to acquire additional land after this transaction is consummated. Of the purchase price, $515,000 was advanced from a current shareholder (see Note 7 to the accompanying financial statements).

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

Patents

The TWiC technology bears the United States Patent No. 5997792 and was filed on December 7, 1999. At present, the patent is effective and there are no pending challenges. However, United States patents are not recognized in many countries. The Company also has a patent on its technology in Chile. The Company has decided not to pursue its patent application with China at the present time.

Operations in Chile

Canadian Rockport Homes International, Inc. intends to conduct initial operations in Chile, through RT. RT is currently constructing a facility on its land located in Lampa, Chile which will house the manufacturing of the TWiC modular units. Canadian Rockport Homes International, Inc. has also made initial contact with various potential Chilean customers and currently has 21 Chilean employees working on the construction of the plant and 5 employees working in the Company's Chilean office. Due to treaties between Canada and Chile, there is "free trade" between the two countries. There is currently no taxation on any profits which are invested in Chile or in RT. There is a 15% flat tax on profits moved from Chile into Canada, but due to a treaty between Canada and Chile, there is no double taxation on any repatriated profits.

Patents and Proprietary Rights

The company is relying heavily upon its use of the TWiC technology successfully to carry out its plan of operations. Thus, the company has purchased TWiC technology which is patented and is taking reasonable steps to protect the technology from being copied by any third party. The U.S. Patent number is 5997792 and was filed on December 7, 1999.

Employees

The Company as of December 2005, has 8 employees working in its Canadian office and 26 employees working in Chile as discussed above. Further, the Company's President is providing services to the Company and is being paid through his wholly owned Corporation. The Company anticipates needing to recruit, train and manage local staff and other personnel in each third world country into which Canadian Rockport Homes International, Inc. expands, on an as needed basis.

Properties

The Company through 2005 leased office space at 700 West Pender Street, Suite 507, Vancouver, B.C., Canada. The Company, through RT, owns 2.5 acres of land located in Lampa, Chile where it is now building its manufacturing plant which will be utilized as offices and plant facilities in its Chilean operations. The plant and adjacent pad on which a gantry sits will utilize approximately 50% of the acreage. Currently, the Company leases an apartment in Chile on a month-to-month basis which is used to house employees working in Chile on a temporary basis.

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

None during the year ended December 31, 2005.

Market for Common Equity and Related Stockholder Matters Market Information

The common stock of Canadian Rockport Homes International, Inc. is not currently listed on any securities exchange, or quoted on any quotation service. There is currently no established public market for the common stock of Canadian Rockport Homes International, Inc.

Holders

Canadian Rockport Homes International, Inc. has 16,293,195 shares of common stock outstanding as of December 31, 2005. Canadian Rockport Homes International, Inc. has approximately 900 shareholders. Canadian Rockport Homes International, Inc. has outstanding at December 31, 2005 stock options for 2,350,000 shares.

A schedule of options outstanding as of December 31, 2005 is as follows:

Exercise	Options
Price	Outstanding	Terms
$2.00	2,150,000 (a)	Exercisable 8 months after Company's common stock begins publicly trading
$5.00	200,000 (b)	Exercisable 8 months after Company's common stock begins publicly trading
2,350,000

a) Of the 2,150,000 options outstanding, the following officers and related parties hold the following:

William Malone	300,000 options
Ryan Malone	300,000 options
Nelson Riis	300,000 options
Harry Gordon	150,000 options

b) Of the 200,000 options outstanding, the following officers and related parties hold the following:

Ken Olsen	150,000 options

Dividend Policy

Canadian Rockport Homes International, Inc. has never paid dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. Management anticipates that earnings will be retained to fund the company's working capital needs and expansion of the business.

Securities Authorized for Issuance under Equity Compensation Plan

Number of securities
	Number of securities	Weighted-average	remaining
	To be issued upon	exercise price of	available for future issuance
	exercise of	outstanding options,	under equity compensation
	outstanding options,	warrants and rights	plans (excluding securities
	warrants and rights		reflected in column (a))
	(a)	(b)	(c)

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

						From Inception
						(March 27, 1997)
						to
			December 31,			December 31,
	2001	2002	2003	2004	2005	2005
Income	$-	$-	$-	$-	$-	$-
Operating expenses	(1,479,268)	(2,042,819)	(3,317,394)	(2,444,643)	(2,065,083)	(11,709,582)
Other income (expenses)	3,621	(27,686)	(28,917)	(11,903)	201,518	136,690
Net Loss	(1,475,647)	(2,070,505)	(3,346,311)	(2,456,546)	(1,863,565)	(11,572,892)

Basic Loss Per Share	$(.10)	$(.14)	$(0.22)	$(0.16)	$(0.12)

Assets
Current Assets
Cash	$223,823	$181,331	$143,718	$31,358	$81,390
Receivables	-	-	5,736	-	-
Prepaid expenses	500	500	1,792	1,652	566
Property and equipment
- net	121,721	509,424	485,371	537,691	1,261,521
Construction in Progress	486,667	692,479	937,645	1,142,038	1,882,221
Other Assets
Deferred lease expense	59,469	11,894	-	-	-
Patent and intellectual
properties	10,981	10,341	9,758	9,116	8,455

Total Assets	$903,161	$1,405,969	$1,584,020	$1,721,855	$3,234,153

Long-Term Debt	$-	$1,970	$7,697	$4,909	$539,561

Quarterly Information for Year Ended December 31, 2005:

		Quarter Ended
	March 31,	June 30,	Sept 30,	Dec 31,
Net sales	$-	$-	$--	$--
Gross profit	$-	$-	$-	$-
Net loss	$(239,996)	$(536,913)	$(532,659)	$(553,997)
Loss per basic & diluted share	$(.02)	$(.03)	$(.03)	$(.03)

Quarterly Information for Year Ended December 31, 2004:

		Quarter Ended
	March 31,	June 30,	Sept 30,	Dec 31,
Net sales	$-	$-	$--	$--
Gross Profit	$-	$-	$-	$-
Net loss	$(654,234)	$(671,617)	$(453,217)	$(677,478)
Loss per basic & diluted share	$(.04)	$(.04)	$(.03)	$(.04)

Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations For the fiscal year ending December 31, 2005 and 2004:

During the fiscal year ending December 31, 2005, the Company was still in the construction phase of its plant in Lampa, Chile and has not generated any revenue since its inception. For 2005, the Company incurred a net loss of $1,863,565 as compared to its net loss in 2004 of $2,456,546. The $592,981 net decrease in 2005's net loss compared to 2004's net loss primarily relates to the decrease in general and administrative expenses of $385,116 ($1,304,887 in 2005 compared to $1,690,003 in 2004) and a gain on lease extinguishment relating to its Chilean facilities of $283,985.

The decrease in 2005 general and administrative expenses over 2004 expenses is primarily due to a decrease in salaries, benefits and other officer compensation of $413,756 ($765,083 in 2005 as compared to $1,178,839 in 2004), increased legal and accounting expenses of $20,476 ($137,381 in 2005 as compared to $116,905 in 2004), and increased depreciation expense of $20,764 ($64,555 in 2005 as compared to $43,791 in 2004). The decrease in salaries, benefits and other officer compensation is a result of more of the Company’s payroll costs in 2005 being incurred for construction-related costs that are capitalized rather than expensed. The Company does not expect this trend to continue into the near future, but rather expects that payroll costs are likely to increase as production activities commence.

During 2004 and throughout 2005, the Company’s president and other employees provided services to the Company through their wholly owned corporations. Further, of the $765,083 of compensation expense for 2005, only $402,629 has actually been paid. The remaining $362,454 has been accrued pursuant to the terms of the respective employment and other related agreements.

Of the general and administrative expenses amounting to $1,304,887 incurred in 2005, a total of $250,597 relates to the Company's Chilean operations and $1,054,290 was incurred in the Company's Canadian operations. Of the general and administrative expenses amounting to $1,690,003 incurred in 2004, a total of $164,425 relates to the Company's Chilean operations and $1,525,578 was incurred in the Company's Canadian operations

The Company incurred interest expense of $83,008 during 2005 as compared to $11,943 in 2004. Of the $83,008 incurred during 2005, a total of $35,246 was incurred for loans from the Company’s President, $35,669 was incurred for loans from other shareholders, and $12,093 was incurred for loans from other parties.

Chilean Operations

During 2005, the rent on an apartment maintained by the Company amounted to $15,667 in 2005 as compared to $10,817 incurred during 2004. Compensation and related expenses incurred during 2005 amounted to $98,607 as compared to $93,000, which was incurred during 2004. During 2005 the Company incurred $14,322 in legal and accounting fees as compared to $9,678 incurred during 2004. Depreciation expense on the Company's Chilean assets during 2005 amounted to $17,405 as compared to $3,885 incurred during 2004. Travel and related expenses during 2005 amounted to $37,751 as compared to $7,406 incurred during 2004. Taxes and licenses during 2005 were $19,158, as compared to $15,637 incurred during 2004. Telephone expenses during 2005 were $7,272 as compared to $5,149 incurred during 2004. Supplies expense during 2005 amounted to $8,170 as compared to $2,523 incurred during 2004.

Canadian Operations

Salaries, other compensation, and related costs for 2005 amounted to $666,476 as compared to $1,085,839 during 2004. Of the $666,476 incurred in 2005, $304,022 was paid during 2005 and the balance of $362,454 was accrued. Rent expense for 2005 amounted to $64,908 as compared to $87,264 for 2004. Legal and accounting fees charged to operations for 2005 amounted to $123,059 as compared to $107,227 for 2004. Depreciation expense for 2005 amounted to $46,475 as compared to $39,235 for 2004. Telephone expense for 2005 amounted to $19,233 as compared to $20,300 for 2004. Travel and related expense for 2005 amounted to $25,104 as compared to $76,210 for 2004. Utilities during 2005 amounted to $10,702 as compared to $3,191 incurred during 2004.

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

The increase in 2004 general and administrative expenses over 2003 expenses pertains to increased legal and accounting expenses of $44,564 ($116,905 in 2004 as compared to $72,341 in 2003), decreased advertising of $26,844 ($11,885 in 2004 as compared to $38,729 in 2003) decreased rent of $5,441 ($98,081 in 2004 as compared to $103,522 in 2003), decreased travel of $13,873 ($76,241 in 2004 as compared to $90,114 in 2003), an increase in salaries, benefits and other officer compensation of $800,726 ($1,178,839 in 2004 as compared to $378,113 in 2003), and decreased consulting fees of $79,093 ($46,560 in 2004 as compared to $125,653 in 2003).

During 2003 and throughout 2004, the Company’s president and other employees provided services to the Company through their wholly owned corporations. Further, of the $1,178,839 of compensation expense for 2004, only $560,279 has actually been paid. The remaining $618,560 has been accrued pursuant to the terms of the respective employment and other related agreements.. The increase in legal and accounting fees incurred in 2004 compared to 2003 relate to the costs associated with the Company’s legal and increased business activity.

Of the general and administrative expenses amounting to $1,690,003 incurred in 2004, a total of $164,425 relates to the Company's Chilean operations and $1,525,578 was incurred in the Company's Canadian operations. Of the general and administrative expenses amounting to $1,034,520 incurred in 2003, a total of $233,785 relates to the Company's Chilean operations and $800,735 was incurred in the Company's Canadian operations

The Company incurred interest expense of $11,943 during 2004 as compared to $29,102 in 2003. Of the $29,102 incurred in 2003, $12,500 was imputed on the common shares of the Company's common stock which was issued to the borrowers as part of the compensation.

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

Canadian Operations

Salaries, other compensation, and related costs for 2004 amounted to $1,085,839 as compared to $283,126 during 2003. Of the $1,085,839 incurred during 2004, $467,279 was paid during 2004 and the balance of $618,560 was accrued. Rent expense for 2004 amounted to $87,264 as compared to $79,100 for 2003. Advertising and promotion for 2004 amounted to $11,885 as compared to $35,935 for 2003. Legal and accounting fees charged to operations for 2004 amounted to $107,227 as compared to $61,255 for 2003. Depreciation expense for 2004 amounted to $39,235 as compared to $23,881 for 2003. Telephone expense for 2004 amounted to $20,300 as compared to $18,679 for 2003. Office expense for 2004 amounted to $17,411 as compared to $16,651 for 2003.

Liquidity and Capital Resources

During the fiscal year ending December 31, 2005, the Company received proceeds of $1,695,776 through the sale of its common stock, $691,748 in loans from its officers and shareholders, and $529 from the disposition of equipment. Of the amount received in 2005, $873,240 was used in operations, $591,816 was used in the construction of the Company's plant in Chile, $549,068 was used to purchase land, $219,584 was used to purchase furniture and equipment, $52,098 was used in the stock offerings, $56,396 was used to repay loans from related parties, and $3,392 was used as principal reduction in capital lease obligations. The balance of cash and cash equivalents as of December 31, 2005 was $81,390, which was an increase in cash of $50,032 for the fiscal year.

During the fiscal year ending December 31, 2004, the Company received proceeds of $1,119,199 through the sale of its common stock, and $42,049 from its President. Of the amount received in 2004, $933,693 was used in operations, $278,301 was used in the construction of the Company's plant in Chile, $1,016 was used to purchase furniture and equipment, $54,574 was used in the stock offerings, and $2,545 was used as principal reduction in capital lease obligations. The balance of cash and cash equivalents as of December 31, 2004 was $31,358, which was a decrease in cash of $112,360 for the fiscal year.

As indicated, the Company at December 31, 2005 does not have sufficient capital to finance the costs of its continuing operations. The Company will continue to find funding through the sale of its common stock or through borrowings, although there is no assurance that sufficient funds will be raised to finance its operations and to finance the cost to complete the construction of its Chilean plant. It does not expect to generate any funds from the sale of its products until its Chilean plant is completed. Management believes that as of December 31, 2005, it required $475,000 to make the Chile Plant capable of producing at its full design capacity, all of which is anticipated to be incurred in 2006. The Company’s only contractual obligations pertain to its computer and office leases, therefore it has the ability to down size in order to reduce overhead.

The construction of its Chilean plant has been directly affected by the Company’s ability to raise capital. The plant is being built over time depending on when funds are available to pay for construction. The cost of construction of the plant a, gantry and molding has been as follows:

2001	$486,667
2002	205,812
2003	245,166
2004	204,393
2005	740,183

$1,882,221

In June 9, 2004, the Company formalized the conclusion of its agreement with TWiC relating to the obligations each party had under a 2001 agreement whereby the Company agreed to pay TWiC $1,600,000 consisting of $1,400,000 cash, and 100,000 shares of common stock valued at $2.00 per share. The Company issued the shares and paid $285,000. The conclusion of the agreement included releasing the Company from any further obligations to TWiC under the original agreement. The conclusion of the agreement with TWiC will have no impact on the Company’s future ability to manufacture modular homes. The Company has the technical ability to utilize its molds and to construct its proprietary modular homes without the assistance of TWiC management or any of its employees. Further, there is a sufficient labor force in Chile, who can be trained in the construction of the Company’s homes. The Company financially benefits from the conclusion of the agreement, as it is no longer obligated to pay any of the remaining obligations hereunder.

Debt which the Company is obligated for as of December 31, 2005 is as follows:

		Payments Due By
		Less than
	Total	one year	1-3 years

Capital lease
obligations	$5,073	$2,976	$2,097

Operating lease
obligations	$84,000	$84,000	$--

Loans payable –
officer	$149,760	$149,760	$--

Notes payable –
shareholders	$730,766	$143,149	$537,464

Loans payable –
other	$15,612	$15,612	$--

Payments on the above capital lease obligations total $3,822 for 2006. As discussed further in the accompanying financial statements, certain of the above loans, including accrued interest, are due on demand. If the creditors called these obligations at the end of 2006, it would require a cash outlay totaling approximately $165,000. Further, as discussed in Note 4 to the accompanying financial statements, the Company is obligated for accrued compensation due its employees as of December 31, 2005 in the amount of $981,014. Pursuant to the agreement it has with the related employees, the accrued compensation will be paid when the Company has sufficient funds to meet these obligations.

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

Changes in Securities

During 2004, the Company issued 224,087 shares of its common stock through a private offering in exchange for $1,119,199. In addition, during the year, the Company issued 1,175 shares of its common stock for consulting services valued at $5,875, and 10,326 shares of its common stock for services rendered in connection with its private offerings valued at $51,630. The value of the shares issued in connection with the Company's private offerings was netted against the proceeds received.

During 2005, the Company issued 339,001 shares of its common stock through a private offering in exchange for $1,695,776. In addition, during the year, the Company issued 40,710 shares of its common stock for services rendered in connection with its private offerings valued at $203,550. The value of the shares issued in connection with the Company's private offerings was netted against the proceeds received.

For the period from January 1, 2006 through April 10, 2006, the Company issued 398,000 shares of its common stock through a private offering in exchange for $1,990,000, and issued 27,070 shares of its common stock for consulting services valued at $135,350.

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

Financial Statements and Supplementary Data

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC,
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Canadian Rockport Homes International, Inc.
Vancouver, British Columbia

We have audited the accompanying consolidated balance sheets of Canadian Rockport Homes International, Inc., (A Development Stage Company) as of December 31, 2004 and 2005, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for the years ended December 31, 2003, 2004, and 2005 and for the period from the Company’s inception (May 27, 1997) through December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Canadian Rockport Homes International, Inc. as of December 31, 2004 and 2005, and the results of its operations, and its cash flows for the years ended December 31, 2003, 2004, and 2005, and for the period from Company’s inception (May 27, 1997) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jonathon P. Reuben CPA
Jonathon P. Reuben, CPA
An Accountancy Corporation
Torrance, California
April 7, 2006

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2005

Assets

Current Assets
Cash and cash equivalents	$31,358	$81,390
Prepaid expenses	1,652	566

Total current assets	33,010	81,956

Property and Equipment
Land	400,000	945,628
Trucks	31,126	32,164
Furniture & equipment	286,357	535,563
Property held under capital leases	12,999	13,433
Leasehold improvements	1,688	1,744
	732,170	1,528,532
Less accumulated depreciation	(194,479)	(267,011)
	537,691	1,261,521
Construction in progress	1,142,038	1,882,221

Total property and equipment - net	1,679,729	3,143,742

Other Assets
Investment in common stock held for sale	-	-
Intangible assets subject to amortization
Patents	9,116	8,455

Total other assets	9,116	8,455

Total assets	$1,721,855	$3,234,153

The accompanying notes are an integral part of the financial statements.	F-3

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2005

Liabilities and Stockholders' Equity

Current Liabilities
Rent payable	$292,465	$-
Legal fees payable	166,047	178,597
Trade payables	34,364	64,412
Accrued compensation	618,560	981,014
Payroll taxes payable	43,018	25,256
Loans payable - officer	39,979	149,760
Notes payable - shareholders	127,594	193,302
Loans payable - other	15,612	15,612
Current maturities of obligations under capital leases	3,364	2,976

Total current liabilities	1,341,003	1,610,929

Long-Term Note Payable - Shareholder	-	537,464
Obligations Under Capital Lease	4,909	2,097

Total liabilities	1,345,912	2,150,490

Stockholders' Equity
Common Stock, $.001 par value ; authorized
100,000,000 shares; issued and outstanding
15,913,484 shares as of December 31, 2004, and
16,293,195 shares as of December 31, 2005	15,913	16,293
Additional paid-in capital	10,063,510	12,467,092
Deficit accumulated during the development stage	(9,709,327)	(11,572,892)
Other comprehensive income	5,847	173,170

Total stockholders' equity	375,943	1,083,663

Total liabilities and stockholders' equity	$1,721,855	$3,234,153

The accompanying notes are an integral part of the consolidated financial statements.	F-4

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

				From Inception
	For the Year Ended			(March 27, 1997)
		December 31,		Through
	2003	2004	2005	December 31, 2005

Income	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	(1,034,520)	(1,690,003)	(1,304,887)	(6,792,511)
Compensation and consulting expense
incurred on option grants	(2,282,874)	(756,189)	(760,284)	(4,530,347)
Gain (loss) on disposition of assets	-	1,549	88	(356,724)
Loss on impairment of goodwill	-	-	-	(30,000)

Loss from operations	(3,317,394)	(2,444,643)	(2,065,083)	(11,709,582)

Other Income (Expenses)
Gain (loss) on lease extinguishment	-	-	283,985	283,985
Interest income	185	40	541	4,821
Interest expense	(29,102)	(11,943)	(83,008)	(152,116)

Total other income (expenses)	(28,917)	(11,903)	201,518	136,690

Net Loss Before Income Taxes	(3,346,311)	(2,456,546)	(1,863,565)	(11,572,892)

Income Taxes	-	-	-	-

Net Loss	$(3,346,311)	$(2,456,546)	$(1,863,565)	$(11,572,892)

Basic and Diluted Loss Per Share	$(0.22)	$(0.16)	$(0.12)

Weighted Average Common
Shares Outstanding	15,539,728	15,811,470	16,133,121

The accompanying notes are an integral part of the consolidated financial statements.	F-5

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

				From Inception
	For the Year Ended			(March 27, 1997)
		December 31,		Through
	2003	2004	2005	December 31, 2005

Net loss	$(3,346,311)	$(2,456,546)	$(1,863,565)	$(11,572,892)

Other comprehensive income
Foreign currency translation adjustment	10,325	(3,397)	167,323	173,170

Net comprehensive loss	$(3,335,986)	$(2,459,943)	$(1,696,242)	$(11,399,722)

The accompanying notes are an integral part of the consolidated financial statements.	F-6

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM THE COMPANY'S INCEPTION (MARCH 27, 1997) THROUGH DECEMBER 31, 2005

						Deficit		Equity
						Accumulated		Adjustment
					Additional	During the	Stock	from Foreign
		Transaction	Common Stock		Paid-in	Development	Subscription	Currency
	Unit Price	Date	Shares	Amount	Capital	Stage	Receivable	Translation	Total

Shares issued on organizing Company	$0.00	3/27/1997	5,816,675	$5,817	(4,817)	$(1,050)	-	-	(50)
Adjustment to give effect to recapitalization on
February 15, 2001			1,135,186	1,135	(1,135)	-	-	-	-
Net loss from the Company's inception
(March 27, 1997) through December 31, 1997			-	-		-	-	-	-

Balance - December 31, 1997			6,951,861	6,952	(5,952)	$(1,050)	-	-	(50)

Net loss for the year ended December 31, 1998			-	-		(96,259)	-	773	(95,486)

Balance - December 31, 1998			6,951,861	6,952	(5,952)	$(97,309)	-	773	(95,536)
						-
Shares issued for cash	$21.49	6/30/1999	791	1	16,999	-	-	-	17,000
Shares issued for cash	$0.09	6/30/1999	791,000	791	72,409	(13,174)	65,000	-	125,026
Net loss for the year ended December 31, 1999			-	-	-	-	-	(1,483)	(1,483)

Balance - December 31, 1999			7,743,652	7,744	83,456	(110,483)	65,000	(710)	45,007

Shares issued in cancellation of indebtedness	$0.01	2/10/2000	847,500	848	6,153	-	-	-	7,000
Shares issued for services	$0.01	2/10/2000	113,000	113	887	-	-	-	1,000
(at estimated value of services rendered)
Shares issued for cash	$0.16	2/14/2000	339,000	339	53,898	-	-	-	54,237
Shares issued for cash	$0.16	2/14/2000	339,000	339	53,898	-	-	-	54,237
Shares issued in cancellation of indebtedness	$0.06	2/15/2000	56,500	57	3,444	-	-	-	3,500
Shares issued for cash	$0.16	3/2/2000	282,500	283	44,916	-	-	-	45,198
Shares issued for cash	$0.26	3/3/2000	141,250	141	36,017	-	-	-	36,158
Shares issued in cancellation of indebtedness	$0.07	3/8/2000	56,500	57	3,844	-	-	-	3,900

The accompanying notes are an integral part of the consolidated financial statements.	F-7

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM THE COMPANY'S INCEPTION (MARCH 27, 1997) THROUGH DECEMBER 31, 2005

						Deficit		Equity
						Accumulated		Adjustment
					Additional	During the		from Foreign
		Transaction	Common Stock		Paid-in	Development	Subscription	Currency
	Unit Price	Date	Shares	Amount	Capital	Stage	Receivable	Translation	Total

Shares issued in cancellation of indebtedness	$0.53	3/8/2000	56,500	57	29,944	-	-	-	30,000
Shares issued for services	$0.09	3/8/2000	113,000	113	9,887	-	-	-	10,000
(at estimated value of services rendered)
Shares issued for cash	$0.16	3/28/2000	113,000	113	17,966	-	-	-	18,079
Shares returned to Company and cancelled	$31.61	4/13/2000	(791)	(1)	(24,999)	-	-	-	(25,000)
Cash received on subscription		9/26/2000	-	-	-	-	(10,000)	-	(10,000)
Shares issued for cash	$0.20	10/5/2000	226,000	226	44,972	-	-	-	45,198
Shares issued for cash	$0.32	10/5/2000	141,250	141	45,057	-	-	-	45,198
Shares issued in cancellation of indebtedness	$1.06	10/25/2000	28,250	28	29,972	-	-	-	30,000
Shares issued for services	$0.09	10/25/2000	28,250	28	2,472	-	-	-	2,500
(at estimated value of services rendered)
Shares issued for cash	$0.32	10/27/2000	226,000	226	72,090	-	-	-	72,316
Shares issued for cash	$0.16	10/30/2000	197,750	198	31,440	-	-	-	31,638
Cash received on subscription			-	-	-		(20,000)		(20,000)
Shares issued for cash	$0.32	10/31/2000	56,500	57	18,023	-	-	-	18,079
Shares issued for cash	$0.32	10/31/2000	56,500	57	18,023	-	-	-	18,079
Shares issued for cash	$0.32	11/1/2000	16,950	17	5,407	-	-	-	5,424
Shares issued for cash	$0.32	11/2/2000	28,250	28	9,012	-	-	-	9,040
Shares issued for cash	$0.32	11/2/2000	28,250	28	9,012	-	-	-	9,040
Shares issued for cash	$0.32	11/2/2000	113,000	113	36,045	-	-	-	36,158
Shares issued for cash	$0.32	11/6/2000	113,000	113	36,045	-	-	-	36,158

Shares issued for cash	$0.16	11/9/2000	113,000	113	17,966	-	-	-	18,079
Shares issued for cash	$0.32	11/10/2000	56,500	57	18,023	-	-	-	18,079
Shares issued for cash	$0.32	11/14/2000	113,000	113	36,045	-	-	-	36,158
Cash received on subscription		11/21/2000	-	-	-	-	(20,000)	-	(20,000)
Shares issued for cash	$0.32	11/24/2000	56,500	57	18,023	-	-	-	18,079
Shares issued for cash	$0.48	11/30/2000	94,129	94	45,104	-	-	-	45,198
Shares issued for services	$0.53	11/30/2000	18,871	19	9,981	-	-	-	10,000
(at estimated value of services rendered)
Shares issued for cash	$0.25	12/6/2000	522,625	523	129,647	-	-	-	130,170

The accompanying notes are an integral part of the consolidated financial statements.	F-8

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM THE COMPANY'S INCEPTION (MARCH 27, 1997) THROUGH DECEMBER 31, 2005

						Deficit		Equity
						Accumulated		Adjustment
					Additional	During the		from Foreign
		Transaction	Common Stock		Paid-in	Development	Subscription	Currency
	Unit Price	Date	Shares	Amount	Capital	Stage	Receivable	Translation	Total

Cash received on subscription		12/24/2000	-	-	-	-	(15,000)	-	(15,000)
Net loss for the year ended December 31, 2000			-	-	-	(249,835)	-	(57)	(249,892)

Balance - December 31, 2000			12,435,186	12,435	951,665	(360,318)	-	(767)	603,015

Shares issued for cash	$40.00	1/2/2001	150	-	6,000	0	-	-	6,000
Shares issued to Twic Housing Corporation
as partial consideration for the manufacturing
costs of molds and other plant equipment	$2.00	1/10/2001	100,000	100	199,900	-	-	-	200,000
Shares issued to Twic Housing Corporation
in consideration for patents and other intellectual
properties	$0.01	2/15/2001	2,000,000	2,000	8,057	-	-	-	10,057
Shares issued for cash through private placement
offering	$2.00		427,513	428	854,598	-	-	-	855,026
Shares issued for cash through private placement
offering	$3.00		1,000	1	2,999	-	-	-	3,000
Shares issued for cash through private placement
offering	$5.00		86,269	86	431,259	-	-	-	431,345
Cost incurred in offerings			-	-	(219,164)	-	-	-	(219,164)
Compensation expense from stock option grants			-	-	397,333	-	-	-	397,333
Net loss for the year ended December 31, 2001 - Restated			-	-	-	(1,475,647)	-	1,201	(1,474,446)

Balance - December 31, 2001			15,050,118	15,050	2,632,647	(1,835,965)	-	434	812,166

Shares issued for cash through private placement
offering	$5.00		173,738	174	870,179	-	-	-	870,353
Shares returned to treasury and cancelled	$2.00		(5,000)	(5)	(9,995)	-	-	-	(10,000)
Shares issued in purchase of 598546 B.C., Ltd	$5.00		200,000	200	999,800	-	-	-	1,000,000
Cost incurred in offerings			-	-	(10,867)	-	-	-	(10,867)
Compensation expense from stock option grants			-	-	333,667	-	-	-	333,667
Net loss for the year ended December 31, 2002 - Restated			-	-	-	(2,070,505)	-	(1,515)	(2,072,020)

Balance - December 31, 2002			15,418,856	15,419	4,815,431	(3,906,470)	-	(1,081)	923,299

The accompanying notes are an integral part of the consolidated financial statements.	F-9

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM THE COMPANY'S INCEPTION (MARCH 27, 1997) THROUGH DECEMBER 31, 2005

						Deficit		Equity
						Accumulated		Adjustment
					Additional	During the		from Foreign
		Transaction	Common Stock		Paid-in	Development	Subscription	Currency
	Unit Price	Date	Shares	Amount	Capital	Stage	Receivable	Translation	Total

Shares issued for cash through private placement
offering	$5.00		248,978	249	1,241,499	-	-	-	1,241,748
Shares issued for marketing services	$5.00		600	1	2,999	-	-	-	3,000
(at estimated value of services rendered)
Shares issued for services rendered in connection
with the Company's private placement offering	$5.00		9,462	9	47,301	-	-	-	47,310
(at estimated value of services rendered)
Cost incurred in offerings			-	-	(153,048)	-	-	-	(153,048)
Compensation expense from stock option grants			-	-	2,282,874	-	-	-	2,282,874
Net loss for the year ended December 31, 2003			-	-	-	(3,346,311)	-	10,325	(3,335,986)

Balance - December 31, 2003			15,677,896	15,678	8,237,056	(7,252,781)	-	9,244	1,009,197

Shares issued for cash through private placement
offering	$5.00		224,087	224	1,118,975	-	-		1,119,199
Shares issued for marketing services	$5.00		1,175	1	5,874	-	-		5,875
(at estimated value of services rendered)
Shares issued for services rendered in connection
with the Company's private placement offering	$5.00		10,326	10	51,620	-	-		51,630
(at estimated value of services rendered)
Cost incurred in offerings			-	-	(106,204)	-	-		(106,204)
Compensation expense from stock option grants			-	-	756,189	-	-		756,189
Net loss for the year ended December 31, 2004			-	-	-	(2,456,546)	-	(3,397)	(2,459,943)

Balance - December 31, 2004			15,913,484	15,913	10,063,510	(9,709,327)	-	5,847	375,943

Shares issued for cash through private placement
offering	$5.00		339,001	339	1,695,437	-	-	-	1,695,776
Shares issued for services rendered in connection
with the Company's private placement offering
(at estimated value of services rendered)	$5.00		40,710	41	203,509	-	-	-	203,550
Cost incurred in offerings			-	-	(255,648)	-	-	-	(255,648)
Compensation expense from stock option grants			-	-	760,284	-	-	-	760,284
Net loss for the year ended December 31, 2005			-	-	-	(1,863,565)	-	167,323	(1,696,242)

Balance - December 31, 2005			16,293,195 $	16,293	$12,467,092	$(11,572,892)	$-	$173,170	$1,083,663

The accompanying notes are an integral part of the consolidated financial statements.	F-10

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				From Inception
				March 27, 1997
	For the Year Ended			Through
		December 31,		December 31,
	2003	2004	2005	2005

Cash Flows from Operating Activities
Net loss	$(3,346,311)	$(2,456,546)	$(1,863,565)	$(11,572,892)
Adjustments to reconcile net loss to net cash
used in operating activities:
Issuance of common stock for services	3,000	5,875	-	22,375
Issuance of common stock in Company's organization	-	-	-	1,000
Compensation recognized on stock option grants	2,282,874	756,189	760,284	4,530,347
(Gain) loss on disposition of assets	388	(1,549)	(88)	357,112
(Gain) loss on lease extinguishment			(283,985)	(283,985)
Loss on impairment of goodwill	-	-		30,000
Depreciation and amortization	50,336	43,791	64,555	240,853
(Increase) decrease in assets
(Increase) decrease in prepaid expenses	10,687	255	1,113	(432)
(Increase) decrease in other assets	(3,091)	3,253	-	162
Increase (decrease) in liabilities
Increase in trade and other payables	26,356	91,213	12,253	477,745
Increase in accrued compensation	-	618,560	362,454	981,014
Increase in notes payable	27,918	5,266	73,739	134,165

Net cash used in operating activities	(947,843)	(933,693)	(873,240)	(5,082,536)

Cash Flows from Investing Activities
Net proceeds on sale of timber and truss plant	-	-	-	211,639
Net proceeds on disposition of equipment	252	-	529	781
Acquisition of equipment and other property	(234,028)	(279,317)	(1,360,468)	(2,557,023)

Net cash used in investing activities	(233,776)	(279,317)	(1,359,939)	(2,344,603)

Cash Flows from Financing Activities
Gross proceeds from private offerings	1,241,748	1,119,199	1,695,776	7,122,647
Costs incurred in stock offerings	(105,738)	(54,574)	(52,098)	(408,846)
Proceeds from related party loans	1,841	42,049	641,748	813,607
Proceeds from other loans	-	-	50,000	194,668
Repayments on related party loans	(238)	-	(56,396)	(183,778)
Principal reduction on obligations under capital leases	(1,296)	(2,545)	(3,392)	(7,653)
Purchase of treasury stock	-	-	-	(35,000)

Net cash provided by financing activities	1,136,317	1,104,129	2,275,638	7,495,645

Effect of exchange rates on cash	7,689	(3,479)	7,573	12,884

Net increase (decrease) in cash and cash
equivalents	(37,613)	(112,360)	50,032	81,390

Beginning balance - cash and cash equivalents	181,331	143,718	31,358	-

Ending balance - cash and cash equivalents	$143,718	$31,358	$81,390	$81,390

The accompanying notes are an integral part of the consolidated financial statements.	F-11

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

During 2005, the Company issued 40,710 shares of its common stock for services rendered in connection with its private offerings. The services were valued at $203,550, the estimated value of the shares issued.

Cash Paid For:

				From Inception
	For the Year Ended			(March 27, 1997)
		December 31,		Through
	2003	2004	2005	December 31, 2005

Interest Expense	$1,184	$2,597	$18,016	$22,618

Income Taxes	$-	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.	F-12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 –Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as discussed in Note 13, the Company has not generated any income and continues to have recurring operating losses. These matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In 2002, the Company acquired certain assets of 598546 BC Ltd., which included 100% of the outstanding shares of Canadian Rockport Trading Limitada, a Chilean corporation, formerly Maderas Doradas Canadienses, S.A. (“RT”). At the time of its acquisition, RT had no operations. During 2002, the Company sold all of the assets of RT except for the acquired building and land on which the Company is building its Chilean plant and offices.

For ease in administration and to reduce costs, the Company in 2003 decided to dissolve RHCL and operate its Chilean operations solely through RT, which currently owns significantly all of the Company’s Chilean assets. The dissolution of RHCL was finalized on January 15, 2005 (see Note 9).

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

The Company maintains all of its cash deposits at three banks, two in Canada and one in Chile. Certain bank accounts are not insured.

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

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets that range from 3 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and for income tax reporting purposes. Depreciation expense for 2003, 2004 and 2005 was $49,667, $43,120, and $63,880 respectively.

Construction in progress includes the cost of constructing the Company’s Chilean plant and includes the costs of material labor, and other items relating to the construction of the Company’s plant and molds

Intangible Assets

Patents are being amortized over their respective remaining lives of 18 years. Amortization expense for 2003, 2004 and 2005 was $669, $671, and $675 respectively.

Intangible assets consist of the following:

December 31, 2005
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)

Patents	$11,626	$3,171	$8,455	18

December 31, 2004
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)

Patents	$11,607	$2,491	$9,116	18

Estimated amortization expense for each of the next five years ended December 31, is as follows:

2006	$675
2007	675
2008	675
2009	675
2010	675

Total	$3,375

Net Loss Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS 128, any anti-dilutive effects on net earnings (loss) per share are excluded. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 17,267,079, 18,864,330, and 19,455,619 in 2003, 2004 and 2005, respectively. Such amounts include shares potentially issuable under outstanding options and warrants.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2005. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

Note 2 – Recent Accounting Pronouncements

The FASB recently issued the following statements:

In March 2006, the FASB issued Statement 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, and also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. This statement is effective at the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this Statement. The Company plans on adopting this statement on January 1, 2007, and does not believe that it will have a significant impact on its operations.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial

Instruments—an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company plans on adopting this statement on January 1, 2007, and does not believe that it will have a significant impact on its operations.

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

Note 3 – Construction In-Progress

During the year ended December 31, 2005, the Company incurred costs totaling $740,183 for the construction of its Chilean plant. Construction costs associated with the building of the Chilean plant include salaries and related benefits of those employees involved in the actual construction. Construction in-progress consists of the following:

Note 4 - Accrued Compensation

On January 1, 2004, the Company en

Construction in-progress at December 31, 2004	$1,142,038

Direct costs of constructing the Chilean plant	158,354
Allocated salaries and related benefits of employees involved in
construction	433,462
Effect of exchange rates on asset balance	148,367

Net increase in construction in-progress account	740,183

Construction in-progress at December 31, 2005	$1,882,221

tered into employment, consulting, and other related contracts with its management and personnel. Under the terms of these various agreements, the Company is obligated to pay approximately $770,000 in compensation for the year ended December 31, 2005. Due to the Company's current cash flow requirements, the compensation on these agreements that was actually paid totaled approximately $408,000 for the year ended December 31, 2005. The difference of approximately $362,000 was accrued and will be paid when the Company has sufficient funds available. The terms of the contracts are for two years. Total compensation accrued as of December 31, 2005 amounted to $981,014.

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

During the year ended December 31, 2005, the Company issued 339,001 shares of its common stock through a private offering in exchange for $1,695,776. In addition, the Company issued 40,710 shares of common stock for consulting services in connection with the Company's private offering. The services were valued at $203,550, the estimated value of the shares for the services rendered, and were charged against the offering proceeds received.

In connection with the above private offerings, the Company issued a total of warrants to purchase 1,132,571 shares of the Company's common stock at a price of $7.00. The warrants expire two years after the first date the Company’s stock is publicly traded. A summary of the warrants issued is as follows:

Number of
Warrants
Year	Issued

2002 and prior	260,007
2003	258,440
2004	234,413
2005	379,711

1,132,571

Note 6 - Investments

Through legal action against a consultant who failed to provide the agreed upon services after being paid, in 2004 the Company received shares of stock in 598546 BC Ltd, a closely held Canadian corporation from which the Company acquired Canadian Rockport Trading Limitada. The Company has valued the shares at $0 and has charged the costs relating to the legal action totaling $1,915 to operations in 2004. The company of which shares were acquired currently has no operations and its only significant asset is its cumulative net operating loss that can be utilized for income tax reporting purposes.

Note 7 - Payable to Related Parties

In April 2002, two shareholders advanced $65,657 to the Company evidenced by two promissory notes that are assessed interest at an annual rate of 10%. The notes are due on the earlier of June 5, 2006 or upon the Company’s receipt of proceeds from its next private offering. Under the terms of the notes, the Company issued 5,000 shares of its common stock to each lender at the time of repayment. The Company is imputing interest on the shares to be issued at a price of $5.00 per share. The imputed interest was charged to operations ratably over a one-year period, which Management believed to be the length of time that the loans will be outstanding. The balance of this obligation on December 31, 2005 and 2004 was $143,149 and $127,594, respectively. Interest charged to operations for 2003, 2004 and 2005 was $14,353, $5,266, and $11,022, respectively.

In December 2005, the above two shareholders advanced an additional $50,000 to the Company. The loan is assessed interest at an annual rate of 14%. The loan is to be repaid upon the receipt of proceeds from the Company’s next private offering, which is anticipated to occur in 2006. The balance of this obligation on December 31, 2005 and 2004 was $50,153 and $0, respectively. Interest charged to operations for 2003, 2004 and 2005 was $0, $0, and $153, respectively.

The Company's President has advanced funds to the Company. The advances commencing on January 1, 2005 are assessed interest at a rate of 2% per month. The advances are unsecured and are due on demand.

The total balance due the President by the Company at December 31, 2005 was $149,760, which is discounted by $1,070 to reflect the deferral of certain costs incurred by the Company in obtaining this financing. The total deferred loan costs were $12,078 and are being amortized to interest expense over a period of one year. The total balance due to the President by the Company at December 31, 2004 was $39,979. Interest charged to operations for 2003, 2004 and 2005 was $0, $0, and $23,854, respectively.

In connection with the purchase of the land to be utilized in the Valle Grande Housing Project, the Company borrowed $515,000 from a shareholder. Interest is assessed at 7% per annum. The balance of the loan at December 31, 2005 is $537,464, which includes $24,494 of accrued interest. The loan is scheduled to be repaid in June 2007. Interest charged to operations for 2003, 2004 and 2005 was $0, $0, and $24,494, respectively.

Under the terms of the above loan, the shareholder received (a) an approximate 36.7857% interest in a General Security Agreement that encompasses the Company’s plant located in Lampa, Chile, (b) the Chilean land, (c) three module display homes located on the land (once built), and (d) building material used in the building of the houses on the subject land. In order for the Company to sell individual lots to homebuyers free of any encumbrances, the shareholder has agreed to release his security interest in phases of 40 lot increments. In consideration for the loan, the Company has agreed to pay the shareholder interest on the loan assessed at 7% per annum plus a profit sharing interest equal to 36.7857% of $3,277 per house on the first 229 houses that the Company sells, totaling approximately $276,052. Profit sharing payments will be made in 11 installments; the first 10 in 20 house increments of approximately $24,109, and then a final payment of approximately $34,962. The shareholder has a right to receive his profit sharing payments in cash or in shares of the Company’s common stock at a conversion price of $5 per share.

Note 8 – Income Taxes

The Company is in the development stage and incurred net operating losses, therefore no provisions for income taxes have been established. As of December 31, 2005, the Company's net operating loss carry-forward totaled approximately $11,573,000 which expires in various years through 2025.

An allowance has been provided that reduced the tax benefits accrued by the Company for these operating losses to zero as it cannot be determined when, or if, the tax benefits derived from these losses will materialize.

Note 9 – Leases and Other Commitments

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

Following is a summary of the property held under the capital leases:

	2004	2005
Computer equipment	$12,999	$13,433
Less: accumulated depreciation	(5,636)	(8,977)
	$7,363	$4,456

Minimum future lease payments under the capital leases over their remaining lives are as follows:

2006	3,822
2007	2,280
6,102
Less imputed interest	(1,029)
Present value of net minimum lease payments	$5,073

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

The balance due on this lease as of December 31, 2004 amounted to $283,985. The Company’s RCHL subsidiary has not made any payments towards this obligation since April 2002 and was in default under the terms of the lease agreement. As discussed in Note 1 the dissolution of RCHL was finalized on January 15, 2005. Pursuant to guidance from legal counsel, it is management’s belief that the related liabilities associated with this leas

e were extinguished in this dissolution. The total lease liability of $283,985 was discharged in the dissolution of RCHL in January 2005, and the resulting gain is reflected as other income in the statement of operations.

In addition, the Company leases its Vancouver, B.C. office on a long-term lease originally expiring on December 31, 2006, payable in monthly installments of approximately $7,000. As discussed in Note 15, the Company negotiated a settlement agreement with regards to this office lease, which effectively changed the expiration date of the lease from December 31, 2006 to March 31, 2006, with a surrender fee equal to one months additional rent, plus additional fees.

Future minimum lease commitments pertaining to the Vancouver office lease expire as follows:

December 31, 2006	$21,000
Total future minimum lease payments	$21,000

In connection with the land purchase as discussed in Note 7, the Company is obligated to pay for the infrastructure to the property which is estimated to cost approximately $500,000. If the infrastructure is not paid for by the Company, the Company is required to forfeit the land. As of April 10, 2006 the Company has sufficient cash in Chile to pay for this infrastructure. The Company has the option to acquire additional land after this transaction is consummated.

Note 10 - Investment in Unconsolidated Joint Venture

On August 20, 2003, the Company entered into an agreement with Urrutia Conus & Asociados ("SerCon") to form a joint venture under the name of Inmoboiliaria y Construcciones Ser-Con Rockport ("ICSR"). Each party has a 50% ownership interest in the joint venture. The joint venture was formed for the purpose of building and selling houses using the technology of the Company. Under the agreement, SerCon is responsible for the construction of each property's foundation, patio, carport, utility hook-up, and fences. The Company is responsible for the manufacturing of the dwellings.

For 2003, the Company incurred a net loss in the joint venture equal to its total investment amounting to $6,288. The Company terminated the joint venture in 2003.

Note 11 - Stock Options

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

F-21

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

In the change from APB 25 to FASB 123, the Company restated its losses from operations in 2002 to reflect the application of FASB 123. A reconciliation of the restated net loss and basic loss per share for 2002 is as follows:

2002
Net loss as originally reported	$(1,736,838)
Compensation on stock option grants,
net of related tax effects	(333,667)
Net loss as restated	$(2,070,505)
Basic loss per share as originally reported	$(.11)
Compensation on stock option gains	(.03)
Basic loss per share - as restated	$(.14)

The following is a summary of the outstanding options:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding - December 31, 2003	2,300,000	2.06

Granted	150,000	5.00
Exercised	-	-
Forfeited	(100,000)	(2.00)

Outstanding - December 31, 2004	2,350,000	2.06

Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding - December 31, 2005	2,350,000	$2.26

Average fair value for options granted
October 2003		$3.09
(Exercise price $2.00 per share)

Average fair value for options granted
December 2003		$1.16
(Exercise price $5.00 per share)

Average fair value for options granted
February 2004		$1.54
(Exercise price $5.00 per share)

Average fair value for options granted
December 2004		$1.57
(Exercise price $5.00 per share)

The following is a summary of the status of fixed options outstanding at December 31, 2005:

Outstanding Options				Exercisable Options
		Weighted			Weighted
		Average			Average
Exercise		Exercise	Exercise		Exercise
Price	Number	Price	Price	Number	Price
$2 - $5	2,350,000	$2.26	$2	1,100,000	$2

The assumptions used in determining the fair value of options granted are as follows:

	2003	2004
Weighted average risk-free interest rate	1.5%	3.0%
Weighted average expected life	2.75 years	4.24 years
Expected volatility	30%	30%
Expected dividends	0	0

Note 12 - Segment Reporting

Currently, the Company has only one principal reportable segment, its Chilean operation, which is still in the construction phase. The Company's corporate offices as at December 31, 2005 are located in Vancouver, B.C. A schedule reflecting the application of costs and expenses for the years ended December 31, 2003, 2004 and 2005 on a geographical basis for the two facilities is as follows:

2003
	Chilean operations	$(233,785)
	Corporate offices	(3,112,526)
	Net loss	$(3,346,311)
2004
	Chilean operations	$(164,425)
	Corporate offices	(2,292,121)
	Net loss	$(2,456,546)
2005
	Chilean operations	$(275,090)
	Corporate offices	(1,588,475)
	Net loss	$(1,863,565)

Company assets at December 31, 2004 and 2005 are located as follows:

2004
	Chilean operations	$1,652,911
	Corporate offices	68,944

	Total assets	$1,721,855

2005
	Chilean operations	$3,173,945
	Corporate offices	60,208

	Total assets	$3,234,153

Note 13 – Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception (March 27, 1997). In addition, the Company has used substantial amounts of working capital in its operations.

Further, at December 31, 2005, current liabilities exceed current assets by approximately $1,529,000 and the deficit accumulated during the development stage amounted to approximately $11,573,000. In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management continues to raise funds through private offerings and has purchased land on which it plans to construct modular homes for the retail market. Management believes that these sources of funds and current liquid assets will allow the Company to continue as a going concern. However, no assurances can be made that current or anticipated sources of funds will enable the Company to finance future periods' operations.

Note 14 - Contingencies

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

Note 15 – Subsequent Events

For the period from January 1, 2006 through April 10, 2006, the Company issued 398,000 shares of its common stock through a private offering in exchange for $1,990,000, and issued 27,070 shares of its common stock for consulting services valued at $135,350.

The Company has made the decision to move its corporate offices to the United States. As the Company had several months left on its Vancouver BC office lease, it decided in January 2006 to move its offices temporarily to the home of its President in order to make it easier to sublease the Vancouver office space. In addition in March 2006, the Company found temporary office space in Las Vegas, Nevada, while seeking more suitable office space.

In March 2006, the Company negotiated a settlement agreement with regards to its Vancouver BC office lease described above, which effectively changed the expiration date of the lease from December 31, 2006 to March 31, 2006.

On April 5, 2006, the Company repaid its President $118,292 which included accrued interest of $4,555.

On April 7, 2006, the Company granted certain employees options to acquire 290,000 shares of its common stock at $5 per share. The options are exercisable eight months after the Company begins trading its shares publicly and must be exercised within two years once vested.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements between Canadian Rockport Homes International, Inc. and its independent accountants on any matter of accounting principles or practices or financial statement disclosure. There have been no changes in Canadian Rockport Homes International, Inc. accountants.

Controls and Procedures

As of December 31, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2005.

(a)

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of December 31, 2005 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management.

(b)

Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Directors and Executive Officers of the Registrant

Canadian Rockport Homes International, Inc. directors and principal executive officers are as follows:

Name	Age	Position

Dr. William R. Malone	65	President/CEO, Chairman of the
		Board of Directors
Nelson Riis	64	Executive Vice-President
Lorena Barrios	33	CFO
Chris Kinch	31	Director
Donel P. Belsby	69	Director

Canadian Rockport Homes Ltd. directors, principal executive officers and key employees are:

Name	Age	Position

Dr. William R. Malone	65	President, CEO, and Director
Nelson Riis	64	Executive Vice President Director
Kenneth Olsen	44	Vice-President of Manufacturing
		Director
Donel P. Belsby	69	Director
Ryan Malone	34	Director

Rockport Homes Chile Limitada directors and principal officers are, as follows:

Name	Age	Position
Dr. William R. Malone	65	President, Secretary, Treasurer and
		Director

Rockport Trading S.A. directors and principal officers are, as follows:

Name	Age	Position
Dr. William R. Malone	65	President, Secretary, Treasurer and
		Director

CRH of Nevada, Inc. directors and principal officers are, as follows:

Name	Age	Position
Dr. William R. Malone	65	President, Secretary, Treasurer and
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

Mr. Donel P. Belsby. For the past eight years, Mr. Belsby has held the position of President of Belsby Farms, along with being the Chairman of the Board of Belsby Farms. The farm activities include over 11,000 acres of wheat, barley, peas and oat farming. The other acreage is used for cattle, bison, lumbering and developing small parcels for sale. He is also the Chairman of Canyon Crest Hunting Club, Inc., a hunting ranch that entertains over 250 hunters a year.

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

Ms. Shannon Downs was a Member of the Company’s Board of Directors from February 2005 through November 2005 and served in the capacity of the Company’s Chief Financial Officer and the Office Manager of the Company’s Vancouver office. Ms. Downs resigned as a Director and Chief Financial Officer effective November 30, 2005.

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

Ms. Lorena Barrios has been appointed to the position of Chief Financial Officer, effective February 1, 2006. Lorena Barrios, Auditor, USACH, is a Chilean Chartered Accountant who graduated from the Universidad de Santiago de Chile in 1995. She is currently taking courses toward a graduate degree in Accounting Management at the same university. Prior to her current position with CRH, she worked in the Engineering Faculty at the Universidad Católica de Chile in charge of the research projects management. She has also worked for Banco Santiago (currently Santander Santiago) as the administrator of the welfare fund of this bank, for Cigna International Insurance Company in charge of the accounting and financial operations for Argentina and Mexico, and lastly as a financial analyst for APL Logistics Chile S.A., a Singapore based company which provides logistics support to companies like Procter & Gamble, Gillette, 3M, and Nike.

Mr. Chris Kinch is The Plant Manager of the Company’s Plant in Lampa, Chile and a Director of the Company. He is a Canadian who has lived and worked in Santiago for five years. He is fluently bilingual in English and Spanish. He has worked in residential construction for 11 years including a five year stint in Japan building homes imported from Canada. Prior to joining Rockport, Chris operated his own successful independent construction business, building and renovating private homes in the Santiago area.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the company's directors and officers, and persons who own more than ten-percent (10%) of the company's common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2005 were not filed and are delinquent.

Executive Compensation

						Securities		All
Name and				Other	Restricted	Underlying		Other
Principal				Annual	Stock	Options	LTIP	Comp-
Position	Year	Salary	Bonus	Compensation	Awards	SARS(#)	Payouts	ensation

William	2005	$--	$--	$254,813 (1)(9)	$--	--	$--	$--
Malone, CEO	2004	$--	$--	$254,813 (1)(2)	$--	--	$--	$--
Director	2003	$32,000	$--	$39,100 (1)	--	200,000 (6)	$--	$--

Nelson Riis	2005	$--	$--	$204,147 (1)(10)	$--	--	$--	$--
	2004	$--	$--	$204,147 (1)(3)	$--	--	$--	$--
	2003	$46,800	$--	$24,700 (1)	$--	200,000 (6)	$--	$--

Ryan Malone	2005	$120,484 (11)	$--	$--	$--	--	$--	$--
Director	2004	$120,484 (4)	$--	$--	$--	--	$--	$--

of CRHL	2003	$38,500	$--	$--	$--	200,000 (6)	$--	$--

Kenneth Olsen	2005	$100,000 (12)	$--	$--	$--	100,000 (8)	$--	$--
VP Marketing and Director	2004	$100,000 (5)	$--	$--	$--	100,000 (8)	$--	$--
of CRHL	2003	$3,300	$--	$--	$--	50,000 (7)	$--	$--

Shannon Downs	2005	$--	$--	$55,920 (1)	$--	--	$--	$--
	2004	$--	$--	$--	$--	--	$--	$--
	2003	$--	$--	$--	$--	--	$--	$--

Lorena Barrios	2005	$14,700	$--	$--	$--	--	$--	$--
CFO	2004	$--	$--	$--	$--	--	$--	$--
	2003	$--	$--	$--	$--	--	$--	$--

Chris Kinch, Director	2005	$45,400	$--	$--	$5,000	--	$--	$--
	2004	$22,370	$--	$--	$--	--	$--	$--
	2003	$--	$--	$--	$--	--	$--	$--

All amounts reflected above are in United States currency.

1)	Amounts paid to the respective executive's wholly owned corporation for services rendered by them through the corporation.
2)	Of the $254,813, $72,961 was paid in 2004 and the remaining $181,852 is accrued compensation.
3)	Of the $204,147, $53,470 was paid in 2004 and the remaining $150,677 is accrued compensation.
4)	Of the $120,484, $58,622 was paid in 2004 and the remaining $61,862 is accrued compensation.
5)	Of the $100,000, $58,143 was paid in 2004 and the remaining $41,857 is accrued compensation.
6)	Options to acquire 200,000 shares of common stock at $2.00 per share exercisable eights months after Canadian Rockport Homes International's common stock is trading publicly.
7)	Options to acquire 50,000 shares of common stock at $5.00 per share exercisable eights months after Canadian Rockport Homes International's common stock is trading publicly.
8)	Options to acquire 100,000 shares of common stock at $5.00 per share exercisable eights months after Canadian Rockport Homes common stock is trading publicly.
9)	Of the $254,813, $113,500 was paid in 2005 and the remaining $141,313 is accrued compensation.
10)	Of the $204,147, $100,328 was paid in 2005 and the remaining $103,819 is accrued compensation.
11)	Of the $120,484, $81,529 was paid in 2005 and the remaining $38,955 is accrued compensation.
12)	Of the $100,000, $60,075 was paid in 2005 and the remaining $39,925 is accrued compensation.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the beneficial ownership of our common stock as of December 31, 2005, by each person or entity known to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, each of the directors and named executive officers of CRH, each of the directors and executive officers of RHCL, and our subsidiary CRH's directors and named executive officers and all directors and executive officers of our company as a group.

Security Ownership of Certain Beneficial Owners

	Name and Address	Amount and Nature	Percentage
Title of Class	of Beneficial Owner	of Beneficial Ownership	of Class

Common Stock	TWiC Housing Corp.	2,100,000	11
	#309-7600 Moffat,
	B.C. Canada V6Y 3Y1

Common Stock	Nelson Riis	1,392,804	9
	18 Kippewa Dr.	300,000 options
	Ottawa, Ontario K1S 3G4

Common Stock	Ryan Malone	866,371	6
	201-2182 W. 2nd Avenue	300,000 options
	Vancouver, B.C. Canada
	V6K 1H6

Common Stock	William Malone	460,332	4
	2317 Wall St.	300,000 options
	Vancouver, BC V5L 1B8

Common Stock	Malone Int'l Group Services	464,957	3
	2317 Wall St.
	Vancouver, BC V5L 1B8

Common Stock	Donel Belsby	878,093	5
	2902 Belsby Road
	Cheney, WA 99004
	U.S.A.

Common Stock	Bernard Smith	1,732,629	9
	Site 626 Comp 13 RR1
	Lac Labiche, Alberta
	Canada, TOE 2C1

Notes:

a)	Percentage of Class assumes all 2,350,000 stock options have been exercised.
b)	Mr. Riis' wife owns an additional 100,000 shares of the Company's common stock.
c)	Mr. Belsby's immediate family member Arne Belsby owns an additional 58,843 shares.

Security Ownership by Management of the Company, CRH and RHCL.

	Name and Address	Amount and Nature	Percentage
Title of Class	of Beneficial Owner	of Beneficial Ownership	of Class

Common Stock	William Malone	925,289	7
	2317 Wall St.	300,000 options
	Vancouver, BC V5L 1B8

Common Stock	Nelson Riis	1,392,804	9
	18 Kippewa Dr.	300,000 options
	Ottawa, Ontario, Canada
	K1S 3G4

Common Stock	Ryan Malone	866,371	6
	201-2182 West 2nd Avenue	300,000 options
	Vancouver, B.C.
	Canada, V6K 1H6

Common Stock	Bernard Smith	1,732,629	9
	Site 626, Comp 13 RR1
	Lac Labiche, Alberta
	Canada, TOE 2C1

Common Stock	Donel P. Belsby	878,093	5
	2902 Belsby Road
	Cheney, Washington 99004
	U.S.A.

Common Stock	Directors and Officers	5,795,186	36
	(As A Group)	(Not Including Options)

Notes:

a)	Percentage of Class assumes all 2,350,000 stock options have been exercised.
b)	Mr. Riis' wife owns an additional 100,000 shares of the company's common stock.
c)	Mr. Belsby's immediate family member Arne Belsby owns an additional 58,843 shares.
d)	Mr. Malone’s wholly-owned corporation, Malone Int'l Group Services, owns 464,957 shares

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

c.

In April 2002, two shareholders advanced $65,657 to the Company evidenced by two promissory notes that are assessed interest at an annual rate of 10%. The notes are due on the earlier of June 5, 2006 or upon the Company’s receipt of proceeds from its next private offering. Under the terms of the notes, the Company issued 5,000 shares of its common stock to each lender at the time of repayment. The Company is imputing interest on the shares to be issued at a price of $5.00 per share. The imputed interest was charged to operations ratably over a one-year period, which Management believed to be the length of time that the loans will be outstanding. The balance of this obligation on December 31, 2005 and 2004 was $143,149 and $127,594, respectively. Interest charged to operations for 2003, 2004 and 2005 was $14,353, $5,266, and $11,022, respectively.

In December 2005, the above two shareholders advanced a total of $50,000 to the Company, with interest at an annual rate of 14%. These loans are to be repaid upon the receipt of proceeds from the Company’s next private offering, which is anticipated to occur in 2006. The balance of this obligation on December 31, 2005 and 2004 was $50,153 and $0, respectively. Interest charged to operations for 2003, 2004 and 2005 was $0, $0, and $153, respectively.

d.

The Company's President has advanced funds to the Company. The advances commencing on January 1, 2005 are assessed interest at a rate of 2% per month. The advances are unsecured and are due on demand. The total balance due the President by the Company at December 31, 2005 was $149,760, which is discounted by $1,070 to reflect the deferral of certain costs incurred by the Company in obtaining this financing. The total deferred loan costs were $12,078 and are being amortized to interest expense over a period of one year. The total balance due to the President by the Company at December 31, 2004 was $ 39,979. Interest charged to operations for 2003, 2004 and 2005 was $0, $0 and $23,854, respectively.

e.

In connection with the purchase of the land to be utilized in the Valle Grande Housing Project, the Company borrowed $515,000 from a shareholder. Interest is assessed at 7% per annum. The principal loan balance of $537,464 includes $24,494 of accrued interest and is scheduled to be repaid in June 2007. Interest charged to operations for 2003, 2004 and 2005 was $0, $0, and $24,494, respectively.

Under the terms of the above loan, the shareholder received (a) an approximate 36.7857% interest in a General Security Agreement that encompasses the Company’s plant located in Lampa, Chile, (b) the Chilean land, (c) three module display homes located on the land (once built), and (d) building material used in the building of the houses on the subject land. In order for the Company to sell individual lots to homebuyers free of any encumbrances, the shareholder has agreed to release his security interest in phases of 40 lot increments. In consideration for the loan, the Company has agreed to pay the shareholder interest on the loan assessed at 7% per annum plus a profit sharing interest equal to 36.7857% of $3,277 per house on the first 229 houses that the Company sells, totaling approximately $276,052. Profit sharing payments will be made in 11 installments; the first 10 in 20 house increments of approximately $24,109, and then a final payment of approximately $34,962. The shareholder has a right to receive his profit sharing payments in cash or in shares of the Company’s common stock at a conversion price of $5 per share.

f.	On April 5, 2006, the Company repaid its President $118,292 which included accrued interest of $4,555.

g.	On April 7, 2006, the Company granted certain employees options to acquire 290,000 shares of its common stock at $5 per share. The options are exercisable eight months after the Company begins trading its shares publicly and must be exercised within two years once vested.

Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and for services provided by the accountant in connection with statutory and regulatory filings or engagements for the last two fiscal years were: $28,682 for fiscal year 2004 and $39,689 for fiscal year 2005.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements are $4,313 for fiscal year 2004 and $0 for fiscal year 2005.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal years 2004 and 2005.

All Other Fees

No other services were provided, nor aggregate fees billed, other then such services or fees which have been previously disclosed herein.

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, has approved the principal account's performance of services for the audit of the registrant's annual financial statements; and review of financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending December 31, 2005. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work preformed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

Exhibits and Financial Statement Schedules

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

Canadian Rockport Homes International, Inc.
Registrant

Date: April 10, 2006	By: /s/ William R. Malone
William R. Malone, President/CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 10, 2006	By: /s/ Donel Belsby
Donel Belsby, Secretary and Treasurer