Form 10-Q
period 2006-03-31
CANADIAN ROCKPORT HOMES INTERNATIONAL INC
filed 2006-05-22
CIK 1136263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

[ x ] Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[           ] Yes [ x ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity. As of May 19, 2006 there were
16,741,148 shares of Common Stock issued and outstanding.

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2005	2006
		(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$81,390	$1,074,507
Receivable - other	-	1,352
Prepaid expenses	566	495
Deposits	-	3,039

Total current assets	81,956	1,079,393

Property and Equipment
Land	945,628	918,093
Trucks	32,164	51,038
Furniture & equipment	535,563	540,666
Property held under capital leases	13,433	13,415
Leasehold improvements	1,744	1,742
	1,528,532	1,524,954
Less accumulated depreciation	(267,011)	(278,616)
	1,261,521	1,246,338
Construction in progress	1,882,221	2,064,029

Total property and equipment - net	3,143,742	3,310,367

Other Assets
Intangible assets subject to amortization
Patents	8,455	8,285

Total other assets	8,455	8,285

Total assets	$3,234,153	$4,398,045

The accompanying notes are an integral part of the consolidated financial statements.

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2005	2006
		(Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities
Legal fees payable	$178,597	$169,781
Trade payables	64,412	42,801
Accrued compensation	981,014	1,046,623
Payroll taxes payable	25,256	25,438
Loans payable - officer	149,760	118,180
Notes payable - shareholders	193,302	196,672
Loans payable - other	15,612	15,612
Current maturities of obligations under capital leases	2,976	2,891

Total current liabilities	1,610,929	1,617,998

Long-Term Note Payable - Shareholder	537,464	546,928
Obligations Under Capital Lease	2,097	1,309

Total liabilities	2,150,490	2,166,235

Stockholders' Equity
Common Stock, $.001 par value ; authorized
100,000,000 shares; issued and outstanding
16,293,195 shares as of December 31, 2005 and
16,659,965 shares as of March 31, 2006	16,293	16,660
Additional paid-in capital	12,467,092	14,344,514
Deficit accumulated during the development stage	(11,572,892)	(12,188,025)
Other comprehensive income	173,170	58,661

Total stockholders' equity	1,083,663	2,231,810

Total liabilities and stockholders' equity	$3,234,153	$4,398,045

The accompanying notes are an integral part of the consolidated financial statements.

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

			From Inception
	For the Three Months Ended		(March 27, 1997)
	March 31,		Through
	2005	2006	March 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

Income	$-	$-	$-

Operating Expenses
General and administrative expenses	(313,165)	(403,377)	(7,195,888)
Compensation and consulting expense
incurred on option grants	(190,071)	(190,071)	(4,720,418)
Gain (loss) on disposition of assets	-	56	(356,668)
Loss on impairment of goodwill	-	-	(30,000)

Loss from operations	(503,236)	(593,392)	(12,302,974)

Other Income (Expenses)
Gain (loss) on lease extinguishment	283,985	-	283,985
Interest income	87	471	5,292
Interest expense	(20,832)	(22,212)	(174,328)

Total other income (expenses)	263,240	(21,741)	114,949

Net Loss Before Income Taxes	(239,996)	(615,133)	(12,188,025)

Income Taxes	-	-	-

Net Loss	$(239,996)	$(615,133)	$(12,188,025)

Basic and Diluted Loss Per Share	$(0.02)	$(0.04)

Weighted Average Common
Shares Outstanding	15,969,267	16,473,691

The accompanying notes are an integral part of the consolidated financial statements.

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
			March 27, 1997
	For the Three Months Ended		Through
	March 31,		March 31,
	2005	2006	2006
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(239,996)	$(615,133)	$(12,188,025)
Adjustments to reconcile net loss to net cash
used in operating activities:
Issuance of common stock for services	-	-	22,375
Issuance of common stock in Company's organization	-	-	1,000
Compensation recognized on stock option grants	190,071	190,071	4,720,418
(Gain) loss on disposition of assets	-	(56)	357,056
(Gain) loss on lease extinguishment	(283,985)	-	(283,985)
Loss on impairment of goodwill	-	-	30,000
Depreciation and amortization	12,973	13,174	254,027
(Increase) decrease in assets
(Increase) decrease in prepaid expenses	898	69	(363)
(Increase) in other assets	(3,159)	(3,413)	(3,251)
Increase (decrease) in liabilities
Increase (decrease) in trade and other payables	813	(29,883)	447,862
Increase in accrued compensation	86,167	65,685	1,046,699
Increase in notes payable	13,827	14,039	148,204

Net cash used in operating activities	(222,391)	(365,447)	(5,447,983)

Cash Flows from Investing Activities
Net proceeds on sale of timber and truss plant	-	-	211,639
Net proceeds on disposition of equipment	-	2,496	3,277
Acquisition of equipment and other property	(307,429)	(257,200)	(2,814,223)

Net cash used in investing activities	(307,429)	(254,704)	(2,599,307)

Cash Flows from Financing Activities
Gross proceeds from private offerings	616,748	1,693,753	8,816,400
Costs incurred in stock offerings	(9,142)	(6,035)	(414,881)
Proceeds from related party loans	24,895	-	813,607
Proceeds from other loans	-	-	194,668
Repayments on related party loans	(4,862)	(32,361)	(216,139)
Principal reduction on obligations under capital leases	(776)	(847)	(8,500)
Purchase of treasury stock	-	-	(35,000)

Net cash provided by financing activities	626,863	1,654,510	9,150,155

Effect of exchange rates on cash	4,474	(41,242)	(28,358)

Net increase (decrease) in cash and cash
equivalents	101,517	993,117	1,074,507

Beginning balance - cash and cash equivalents	31,358	81,390	-

Ending balance - cash and cash equivalents	$132,875	$1,074,507	$1,074,507

The accompanying notes are an integral part of the consolidated financial statements.

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

During the first quarter of 2006, the Company issued 26,570 shares of its common stock for services rendered in connection with its private offerings. The services were valued at $132,850, the estimated value of the shares issued.

Cash Paid For:

			From Inception
	For the Three Months Ended		(March 27, 1997)
	March 31,		Through
	2005	2006	March 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

Interest Expense	$5,869	$8,324	$30,942

Income Taxes	$-	$-	$-

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

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2006 and the results of its operations and cash flows for the three-months ended March 31, 2006 and 2005. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. Reference should be made to Canadian Rockport Homes International, Inc.’s (the "Company") Form 10-K for the year ended December 31, 2005, for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

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

Certain bank accounts of the company are not insured.

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

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets that range from 3 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and for income tax reporting purposes. Depreciation expense for the three-months ended March 31, 2005 and 2006 was $12,804 and $13,005, respectively.

Intangible Assets

Patents are being amortized over their respective remaining lives of 18 years. Amortization expense for the three-months ended March 31, 2005 and 2006 was $169 and $169, respectively.

Intangible assets consist of the following:

March 31, 2006
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)

Patents	$ 11,625	$ 3,340	$ 8,285	18

March 31, 2005
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)

Patents	$ 11,601	$ 2,657	$ 8,944	18

Estimated amortization expense for each of the next five years ended March 31, is as follows:

2007	$676
2008	676
2009	676
2010	676
2011	676

Total	$3,380

Net Loss Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS 128, any anti-dilutive effects on net earnings (loss) per share are excluded. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 19,135,530 and 20,136,757 for the three-months ended March 31, 2005 and 2006, respectively. Such amounts include shares potentially issuable under outstanding options and warrants.

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2006. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

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

Note 3 – Construction In-Progress

During the three-months ended March 31, 2006, the Company incurred costs totaling $181,808 for the construction of its Chilean plant and certain display homes. Construction costs associated with the building of the Chilean plant and display homes include salaries and related benefits of those employees involved in the actual construction. Construction in-progress consists of the following:

Construction in-progress at December 31, 2005	$1,882,221

Direct costs of constructing the Chilean plant	25,262
Allocated salaries and related benefits of employees involved in plant construction	138,372
Capitalized work-in-process costs of constructing display homes	54,448
Effect of exchange rates on asset balance	(36,274)

Net increase in construction in-progress account	181,808

Construction in-progress at March 31, 2006	$2,064,029

Note 4 - Accrued Compensation

The Company has entered into employment, consulting, and other related contracts with its management and personnel. Under the terms of these various agreements, the Company is obligated to pay approximately $181,000 in compensation for the three-months ended March 31, 2006. Due to the Company’s current cash flow requirements, the compensation on these agreements that was actually paid totaled approximately $116,000 for the three-months ended March 31, 2006. The difference of approximately $65,000 was accrued and will be paid when the Company has sufficient funds available. The terms of the contracts are for two years. Total compensation accrued as of March 31, 2006 under these contracts amounted to $1,046,623.

Note 5 - Issuances of Common Stock

During the three-months ended March 31, 2006, the Company issued 340,200 shares of its common stock through a private offering in exchange for $1,693,753. In addition, during the three-month period, the Company issued 26,570 shares for consulting services in connection with the private offering valued at $132,850. The $132,850 was charged to equity against the related proceeds received.

In connection with the above private offerings during the three-months ended March 31, 2006, the Company issued warrants to purchase 366,770 shares of the Company’s common stock at a price of $7.00 per share. The warrants expire two years after the first date the Company’s stock is publicly traded. At March 31, 2006, there were cumulative warrants outstanding to purchase 1,499,341 shares of the Company’s common stock at a price of $7.00 per share.

Note 6 - Payable to Related Parties

In April 2002, two shareholders advanced $65,657 to the Company evidenced by two promissory notes that are assessed interest at an annual rate of 10%. The notes are due on the earlier of June 5, 2006 or upon the Company’s receipt of proceeds from its next private offering. Under the terms of the notes, the Company issued 5,000 shares of its common stock to each lender at the time of repayment. The Company is imputing interest on the shares to be issued at a price of $5.00 per share. The imputed interest was charged to operations ratably over a one-year period, which Management believed to be the length of time that the loans will be outstanding. The balance of this obligation on March 31, 2006 was $144,769. Interest charged to operations for the three-months ended March 31, 2005 and 2006 was $1,410 and $1,782, respectively.

In December 2005, the above two shareholders advanced a total of $50,000 to the Company, with interest at an annual rate of 14%. These loans are to be repaid upon the receipt of proceeds from the Company’s next private offering, which is anticipated to occur in 2006. The balance of this obligation on March 31, 2006 was $51,903. Interest charged to operations for the three-months ended March 31, 2005 and 2006 was $0 and $1,750, respectively.

The Company's President has advanced funds to the Company. The advances commencing on January 1, 2005 are assessed interest at a rate of 2% per month. The advances are unsecured and are due on demand. The total balance due the President by the Company at March 31, 2006 was $118,180. Interest charged to operations for the three-months ended March 31, 2005 and 2006 was $5,517 and $7,864, respectively. On April 5, 2006, the Company repaid this loan in full, including all accrued interest.

In connection with the purchase of the land to be utilized in the Valle Grande Housing Project, the Company borrowed $515,000 from a shareholder. Interest is assessed at 7% per annum. The principal loan balance of $546,928 includes $31,928 of accrued interest and is scheduled to be repaid in June 2007. Interest charged to operations for the three-months ended March 31, 2005 and 2006 was $0 and $9,461, respectively.

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

Note 7 – Leases and Other Commitments

Leases

The Company is a lessee of computer equipment under three capital leases expiring through August 28, 2007. The equipment and respective liabilities under these leases have been recorded at the fair value of the equipment and are being amortized over the estimated five-year useful life of the equipment. Amortization of equipment under the capital leases is included in depreciation expense for the three-months ended March 31, 2006.

Following is a summary of the property held under the capital leases at March 31, 2006:

Computer equipment	$13,415
Less: accumulated depreciation	(9,752)

$3,663

Minimum future lease payments under the capital lease over its remaining life are as follows for the years ended March 31:

2007	$3,816
2008	2,277
6,093

Less imputed interest	(1,893)

Present value of net minimum lease payments	$4,200

On March 7, 2001, the Company entered into an agreement for the lease of certain real property in Chile where the Company planned to build its plant. The lease was for twenty-four months commencing April 7, 2001. The monthly rent was $31,297. At the maturity of the lease, the Company had the option to acquire the property for $4,580,000. The Company paid $95,151 in commission and legal fees pertaining to the lease that were capitalized were amortized over life of the lease.

The balance due on this lease as of December 31, 2004 amounted to $283,985. The Company’s RCHL subsidiary has not made any payments towards this obligation since April 2002 and was in default under the terms of the lease agreement. As discussed in Note 1 the dissolution of RCHL was finalized on January 15, 2005. Pursuant to guidance from legal counsel, it is management’s belief that the related liabilities associated with this lease were extinguished in this dissolution. The total lease liability of $283,985 was discharged in the dissolution of RCHL in January 2005, and the resulting gain is reflected as other income in the statement of operations for the quarter ended March 31, 2005.

In March 2006, the Company negotiated a settlement agreement with regards to its Vancouver BC office lease, which effectively changed the expiration date of the lease from December 31, 2006 to March 31, 2006.

Land Purchase Agreement

In connection with the land purchase as discussed in Note 6, the Company is obligated to pay for the infrastructure to the property. The Company paid for this infrastructure in April 2006 at a total cost of approximately $584,000. The Company has the option to acquire additional land.

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

Note 9 – Subsequent Events

From April 1, 2006 through May 19, 2006 the Company received $377,480 through the issuance of 75,496 shares of its common stock and issued an additional 5,687 shares to various consultants for services, which were valued at $28,435.

On April 7, 2006, the Company granted certain employees options to acquire 290,000 shares of its common stock at $5 per share. The options are exercisable eight months after the Company begins trading its shares publicly and must be exercised within two years once vested.

As discussed in Note 6, the total balance due the President by the Company at March 31, 2006 was $118,180. On April 5, 2006, the Company repaid this loan in full, including all accrued interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three-Months Ended March 31, 2006 and 2005

From the Company’s inception, it has been in the development stage and has not commenced principal operations. During the three-month ended March 31, 2006, the Company is continuing the construction of its plant in Chile.

General and administration costs were $403,377 and $313,165, respectively, for the three-month periods ended March 31, 2006 and 2005.

Of the $403,377 incurred during the first quarter of 2006, $103,743 was incurred in the Company’s Chilean operations. The remaining $299,634 pertains to costs incurred in operating its Canadian offices and general administration.

The major expenses incurred in Chile during the first quarter of 2006 consisted of rent amounting to $5,791, salaries and related expenses totaling $56,227, depreciation of $4,969, taxes and licenses of $10,702, telephone of $3,601, automobile expenses of $5,118, office supplies of $3,270, and utilities of $2,335 and travel and related expenses of $6,541.

Other general expenses incurred during the first quarter of 2006 for operating the Company’s Canadian offices consisted of compensation and related costs of $172,427 (of which $65,685 has been accrued), professional fees of $41,205, depreciation expense of $8,037, rent of $31,089, telephone of $5,301, Delaware State franchise fees of $7,828, and travel and related expenses of $4,296.

Of the $313,165 incurred during the first quarter of 2005, $58,098 was incurred in the Company’s Chilean operations. The remaining $255,067 pertained to costs incurred in operating its Canadian offices and general administration.

The major expenses incurred in Chile during the first quarter of 2005 consisted of rent amounting to $3,510, salaries and related expenses totaling $19,465, professional fees of $2,537, office expense of $37,278, depreciation expense of $2,570, telephone and utilities of $3,169, licenses and permits of $2,724, travel and related expenses of $13,729, and bank fees of $1,347.

Other general expenses incurred in operating the Company’s Canadian offices during the first quarter of 2005 consist of compensation and related costs of $147,635 (of which $86,166 has been accrued), professional fees of $37,278, depreciation expense of $10,235, and rent of $19,081, telephone of $5,674, consulting expenses of $9,979, and travel and related expenses of $9,153.

Liquidity and Capital Resources

Cash and cash equivalents as of March 31, 2006 and 2005 were $1,074,507 and $132,875, respectively.

During the first quarter of 2006, the Company received a total of $1,693,753 through the sale of 340,200 shares of the Company’s common stock. During the same period, the Company paid $365,447 in its operations, received $2,496 from the disposal of equipment, purchased equipment for its Chilean plant of $39,118, paid $163,634 towards the construction of its Chilean plant, paid $54,448 towards construction of display homes, paid $6,035 in costs associated with its private offerings, made loan repayments to its President of $32,361, and made principal payments on its equipment leases totaling $847.

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

The first critical accounting policy relates to the accounting for costs incurred in the construction of the Company’s molds and related plant. All costs incurred in the construction of molds and plants are capitalized until completion. The molds will be depreciated over their respective lives. The costs incurred in the construction of the plant will be depreciated over the lesser of the useful life of the plant or the term of the lease of the building housing the respective assets (if applicable).

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

Item 4. Controls and Procedures

As of March 31, 2006, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2006.

(a)

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO concluded that as of March 31, 2006, our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and could be reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO, as appropriate to allow timely decisions regarding required disclosure.

(b)

Changes in internal control over financial reporting There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds

During the three-months ended March 31, 2006, the Company issued 340,200 shares of its common stock through a private offering in exchange for $1,693,753. In addition, during the three-month period, the Company issued 26,570 shares for consulting services in connection with the private offering valued at $132,850. The $132,850 was charged to equity against the related proceeds received. All shares issued for non-monetary consideration were valued at $5.00 per share.

From April 1, 2006 through May 19, 2006 the Company received $377,480 through the issuance of 75,496 shares of its common stock and issued an additional 5,687 shares to various consultants for services, which were valued at $28,435.

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

Canadian Rockport Homes International, Inc.
Registrant

Date: May 19, 2006	By:	/s/ William R. Malone, CEO
William R. Malone, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 19, 2006	By:	/s/ William R. Malone, President
William R. Malone, President and Director

Date: May 19, 2006	By:	/s/ Donel Belsby, Secretary/Treasurer
Donel Belsby, Secretary/Treasurer and Director

Date: May 19, 2006	By:	/s/ Chris Kinch, Director
Chris Kinch, Director