Form 10-Q
period 2006-06-30
CANADIAN ROCKPORT HOMES INTERNATIONAL INC
filed 2006-08-21
CIK 1136263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

______________________________
(Former name, former address and former fiscal year, if changed since last report)

[X] Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

[               ] Large accelerated filer [               ] Accelerated filer [ X ] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[               ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity. As of August 14, 2006 there were 16,907,060 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2005	2006
		(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$81,390	$587,480
Prepaid expenses and other current assets	566	7,582

Total current assets	81,956	595,062

Land Under Development	545,628	1,117,480

Property and Equipment
Land	400,000	400,000
Equipment and leasehold improvements, net	315,893	400,289
Construction in-progress	1,882,221	2,215,437

Total property and equipment	2,598,114	3,015,726

Other Assets
Intangible assets subject to amortization
Patents	8,455	8,132

Total other assets	8,455	8,132

Total assets	$3,234,153	$4,736,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2005	2006
		(Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities
Legal fees payable	$178,597	$174,697
Trade payables	64,412	32,672
Accrued compensation	981,014	1,082,914
Payroll taxes payable	25,256	20,956
Loans payable - officer	149,760	15,412
Notes payable - shareholders	193,302	131,814
Loans payable - other	15,612	15,612
Current maturities of obligations under capital lease	2,976	-

Total current liabilities	1,610,929	1,474,077

Long-Term Note Payable - Shareholder	537,464	556,469
Obligations Under Capital Lease	2,097	-

Total liabilities	2,150,490	2,030,546

Stockholders' Equity
Common Stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding
16,293,195 shares as of December 31, 2005 and
16,881,760 shares as of June 30, 2006	16,293	16,882
Additional paid-in capital	12,467,092	15,633,271
Deficit accumulated during the development stage	(11,572,892)	(13,009,690)
Other comprehensive income	173,170	65,391

Total stockholders' equity	1,083,663	2,705,854

Total liabilities and stockholders' equity	$3,234,153	$4,736,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three		For the Six		From Inception
	Months Ended		Months Ended		(March 27, 1997)
	June 30,		June 30,		Through
	2005	2006	2005	2006	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income	$-	$-	$-	$-	$-

Operating expenses
Research and development	-	(266,091)	-	(266,091)	(266,091)
General and administrative expenses	(340,603)	(397,200)	(653,768)	(800,580)	(7,593,088)
Compensation and consulting expense
incurred on option grants	(190,071)	(216,397)	(380,142)	(406,468)	(4,936,815)
Gain (loss) on disposition of assets	29	-	29	59	(356,668)
Loss on impairment of goodwill	-	-	-	-	(30,000)

Loss from operations	(530,645)	(879,688)	(1,033,881)	(1,473,080)	(13,182,662)

Other income (expenses)
Gain on restructuring of shareholder debt	-	74,496	-	74,496	74,496
Gain on extinguishment of lease liability	-	-	283,985	-	283,985
Interest income	183	2,411	270	2,882	7,703
Interest expense	(6,451)	(18,884)	(27,283)	(41,096)	(193,212)

	(6,268)	58,023	256,972	36,282	172,972

Net loss before income taxes	(536,913)	(821,665)	(776,909)	(1,436,798)	(13,009,690)

Income taxes	-	-	-	-	-

Net loss	$(536,913)	$(821,665)	$(776,909)	$(1,436,798)	$(13,009,690)

Basic and diluted loss per share	$(0.03)	$(0.05)	$(0.05)	$(0.09)

Weighted average common
shares outstanding	16,094,579	16,790,955	16,032,269	16,633,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six		From Inception
	Months Ended		(March 27, 1997)
	June 30,		Through
	2005	2006	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(776,909)	$(1,436,798)	$(13,009,690)
Adjustments to reconcile net loss to net cash
used in operating activities:
Issuance of common stock for services	-	-	22,375
Issuance of common stock in Company's organization	-	-	1,000
Compensation recognized on stock option grants	380,142	406,468	4,936,815
(Gain) loss on disposition of assets	(29)	(59)	357,056
(Gain) loss on restructuring of shareholder debt	-	(74,496)	(74,496)
(Gain) loss on lease extinguishment	(283,985)	-	(283,985)
Loss on impairment of goodwill	-	-	30,000
Depreciation and amortization	29,654	29,465	270,318
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,879)	(5,910)	(6,180)
Land under development	-	(632,269)	(1,181,337)
Trade and other payables	(13,804)	(45,152)	432,593
Accrued compensation	145,181	101,905	1,082,919
Accrued interest	27,756	27,487	161,652

Net cash used in operating activities	(493,873)	(1,629,359)	(7,260,960)

Cash Flows from Investing Activities
Net proceeds on sale of timber and truss plant	-	-	211,639
Net proceeds on disposition of equipment	164	2,496	3,277
Acquisition of equipment	(193,432)	(131,170)	(746,296)
Construction of Chilean plant	(316,794)	(373,541)	(1,766,370)

Net cash used in investing activities	(510,062)	(502,215)	(2,297,750)

Cash Flows from Financing Activities
Gross proceeds from private offerings	1,025,274	2,774,608	9,897,255
Costs incurred in stock offerings	(20,413)	(14,308)	(423,154)
Proceeds from related party loans	589,895	-	813,607
Proceeds from other loans	-	-	194,668
Repayments on related party loans	(14,221)	(137,641)	(321,419)
Principal reduction on obligations under capital leases	(1,577)	(5,270)	(12,923)
Payment of deferred loan costs	(12,274)	-	-
Purchase of treasury stock	-	-	(35,000)

Net cash provided by financing activities	1,566,684	2,617,389	10,113,034

Effect of exchange rates on cash	(17,042)	20,275	33,156

Net increase in cash and cash equivalents	545,707	506,090	587,480

Beginning balance - cash and cash equivalents	31,358	81,390	-

Ending balance - cash and cash equivalents	$577,065	$587,480	$587,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Information:

Non-Cash Investing and Financing Activities:

During the six-months ended June 30, 2005, the Company issued 28,360 shares of its common stock for services rendered in connection with its private offerings. The services were valued at $141,800, the estimated value of the shares issued.

During the six-months ended June 30, 2006, the Company issued 35,257 shares of its common stock for services rendered in connection with its private offerings. The services were valued at $176,285, the estimated value of the shares issued.

Cash Paid For:

	For the Six		From Inception
	Months Ended		(March 27, 1997)
	June 30,		Through
	2005	2006	June 30, 2006
	(Unaudited)	(Unaudited)

Interest Expense	$13,619	$13,609	$36,227

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

Note 1 – Nature of Business and Changes in Significant Accounting Policies

Nature of Business

Canadian Rockport Homes International, Inc. is a development stage enterprise as defined by FASB Statement 7. The Company plans to manufacture and construct low cost concrete modular housing for the retail market in developing nations and third-world countries, and is currently undergoing the construction of four modular display homes. The Company's business is based upon its exclusive ownership of the TWiC technology which has been developed in Canada over the past thirty years by TWiC Housing Corp.

Canadian Rockport Homes International, Inc was incorporated in Delaware on January 10, 1996 under the name, Lenz Products, Inc. The Company changed its name to Canadian Rockport Homes International, Inc. in early 2001.

Basis of Presentation

The accompanying un-audited condensed consolidated financial statements include the accounts and transactions of Canadian Rockport Homes International, Inc. and its wholly owned subsidiaries, Canadian Rockport Homes Ltd., and Canadian Rockport Trading Limitada. The un-audited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. All material intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. For further information, refer to the financial statements and notes included in Canadian Rockport Homes International, Inc.’s (the "Company") Form 10-K for the year ended December 31, 2005. Certain prior year amounts have been reclassified in order to conform with 2006 classifications.

The Company's un-audited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company is currently in default on approximately $132,000 of term debt, has not generated any income and continues to have recurring operating losses. These matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations. Management continues to raise funds through private offerings and has made a purchase of land on which it is currently constructing four modular display homes. Management believes that these sources of funds and current liquid assets will allow the Company to continue as a going concern. However, no assurances can be made that current or anticipated sources of funds will enable the Company to finance future periods’ operations.

Note 2 – Credit Risk

Pervasiveness of Estimates and Risk

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents.

The Company maintains all of its cash deposits at three banks, two in Canada and one in Chile. Certain bank accounts which have balances totaling approximately $647,000 at June 30, 2006 are not insured.

Note 3 – Land Under Development

The Company has incurred costs to procure land and develop improvements for future sale of homes. Total costs incurred during the six-months ended June 30, 2006 amounted to $606,095.

Note 4 – Construction In-Progress

During the six-months ended June 30, 2006, the Company incurred costs totaling $333,216 for the construction of its Chilean plant. Construction costs associated with the building of this plant include salaries and related benefits of those employees involved in the actual construction. Construction in-progress consists of the following:

Construction in-progress at December 31, 2005	$1,882,221

Direct costs of constructing the Chilean plant	103,564
Allocated salaries and related benefits of employees involved in plant construction	269,977
Effect of exchange rates on asset balance	(40,325)

Net increase in construction in-progress account	333,216

Construction in-progress at June 30, 2006	$2,215,437

Note 5 - Accrued Compensation

The Company has entered into employment, consulting, and other related contracts with its management and other personnel. Under the terms of these various agreements, the Company is obligated to pay approximately $362,000 in compensation for the six-months ended June 30, 2006. Due to the Company’s current cash flow requirements, the compensation on these agreements that was actually paid totaled approximately $260,000 for the six-months ended June 30, 2006. The difference of approximately $102,000 was accrued and will be paid when the Company has sufficient funds available. The terms of the contracts are for two years. Total compensation accrued as of June 30, 2006 under these contracts amounted to $1,082,914.

Note 6 – Debt

Payable to Related Parties

Two shareholders advanced $65,657 to the Company evidenced by two promissory notes that were assessed interest at an annual rate of 10%. These notes were restructured into a single promissory note with terms more favorable to the Company, resulting in a gain of $74,496. The restructured note was due on the earlier of June 5, 2006 or upon the Company’s receipt of proceeds from its current private offering, which occurred in 2006. At the option of the lender, this restructured note is convertible into shares of the Company’s common stock from its current private offering at a rate of $5.00 per share. The balance of this obligation on June 30, 2006 was $78,160. The restructured note accrues interest at 10% per annum and is currently in default.

In December 2005, the above two shareholders advanced a total of $50,000 to the Company, with interest at an annual rate of 14%. These loans are to be repaid upon the receipt of proceeds from the Company’s current private offering, which occurred in 2006. The balance of this obligation on June 30, 2006 was $53,654. These notes are currently due and payable.

The Company's President has advanced funds to the Company. The advances commencing on January 1, 2005 are assessed interest at a rate of 2% per month. The advances are unsecured and are due on demand. The total balance due the President by the Company at June 30, 2006 was $15,412.

In connection with the purchase of the land to be utilized in the Company’s Valle Grande Housing Project, the Company borrowed $515,000 from a shareholder. Interest is assessed at 7% per annum. The principal loan balance of $556,469 includes $41,469 of accrued interest and is scheduled to be repaid in June 2007.

Under the terms of the above loan, the shareholder received (a) an approximate 37% interest in a General Security Agreement that encompasses the Company’s plant located in Lampa, Chile, (b) the Chilean land, (c) three modular display homes located on the land (once built), and (d) building material used in the building of the houses on the subject land. In order for the Company to sell individual lots to homebuyers free of any encumbrances, the shareholder has agreed to release his security interest in phases of 40 lot increments. In consideration for the loan, the Company has agreed to pay the shareholder interest on the loan assessed at 7% per annum plus a profit sharing interest equal to approximately 37% of $3,277 per house on the first 229 houses that the Company sells, totaling approximately $276,052. Profit sharing payments will be made in 11 installments; the first 10 in 20-house increments of approximately $24,109, and then a final payment of approximately $34,962. The shareholder has a right to receive his profit sharing payments in cash or in shares of the Company’s common stock at a conversion price of $5 per share.

Note 7 - Equity

Issuances of Common Stock

During the six-months ended June 30, 2006, the Company issued 553,308 shares of its common stock through a private offering in exchange for $2,774,608. In addition, during the six-month period, the Company issued 35,257 shares for consulting services in connection with the private offering valued at $176,285. The $176,285 was charged to equity against the related proceeds received.

In connection with the above private offerings during the six-months ended June 30, 2006, the Company issued warrants to purchase 588,565 shares of the Company’s common stock at a price of $7.00 per share. The warrants expire two years after the first date the Company’s stock is publicly traded. At June 30, 2006, there were cumulative warrants outstanding to purchase 1,721,136 shares of the Company’s common stock at a price of $7.00 per share.

Stock Options

On April 7, 2006, the Company granted certain employees options to acquire 290,000 shares of its common stock at $5 per share. The options are exercisable eight months after the Company begins trading its shares publicly and must be exercised within two years once vested. The Company used the Black Scholes model to value the total cost of the April 7, 2006 options at approximately $419,000. The total option expense amortized in the six months ended June 30, 2006 amounted to approximately $406,000. As of June 30, 2006, there were options outstanding to purchase a total of 2,640,000 shares of the Company’s common stock.

Note 8 – Net Loss Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS 128, any anti-dilutive effects on net earnings (loss) per share are excluded. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of approximately 19.4 million and 21 million for the three-months ended June 30, 2005 and 2006, and 19.3 million and 20.6 million for the six-months ended June 30, 2005 and 2006, respectively. Such amounts include shares potentially issuable under outstanding options, warrants and convertible notes.

Note 9 - Contingencies

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

In April 2006, the Company entered into an agreement with one of its employees to grant options to acquire 25,000 shares of its common stock on a contingent basis. These options will only be granted in the event the employee relocates to Mexico when requested by the Company.

Note 10 – Subsequent Events

From July 1, 2006 through August 14, 2006 the Company received $125,000 through the issuance of 25,000 shares of its common stock and issued an additional 300 shares to various consultants for services, which were valued at $1,500.

On July 19, 2006, the Company granted two employees options to acquire 20,000 shares of its common stock at $5 per share. The options are exercisable eight months after the Company begins trading its shares publicly and must be exercised within two years once vested.

The Company plans to circulate an Offering Memorandum to raise funds up to $10,000,000 in convertible debentures from Canadian investors. The Company plans to use the proceeds for the Build-Out and Capability Advancement of its plant in Chile, the launch of commercial operations and the purchase of a second macro-lot at the Valle Grande Housing Project in Chile, the initiation of operations in Mexico, and general operations and working capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from such estimates under different assumptions or conditions.

Application of Critical Accounting Policies

The application of our accounting policies requires management to make certain judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, although differing amounts could be reported if there are changes in the assumptions and estimates. Estimates are used for, but not limited to, the accounting for construction costs, research and development costs, impairment costs, depreciation and amortization, stock compensation, foreign currency translation, income taxes, and contingencies. Management has identified the following accounting policies as critical to an understanding of our financial statements and/or as areas most dependent on management’s judgment and estimates.

Construction In-Progress

The first critical accounting policy relates to the accounting for costs incurred in the construction of the Company’s molds and related plant in Chile. All costs incurred in the construction of molds and plants are capitalized in Construction In-Progress until completion. Additionally, construction costs associated with the building of this plant include the allocated salaries and related benefits of those employees involved in the actual construction. The molds will be depreciated over their respective lives. The costs incurred in the construction of the plant will be depreciated over the lesser of the useful life of the plant or the term of the lease of the building housing the respective assets (if applicable).

Research and Development

The Company expenses all costs associated with building prototypes of its homes as research and development expense. Once the Company exits the development stage and has constructed homes available for sale, such costs will be capitalized into Inventories which will be relieved upon sale.

Impairment of Long-Lived Assets

The Company continually reviews the recoverability of the carrying value of long-lived assets using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, then intangible assets, if any, are written down first, followed by the other long-lived assets to fair value. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending on the nature of the assets.

Stock Compensation

The Company accounts for all of its stock-based compensation transactions in accordance with FASB Statement No. 123 (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. Such costs are measured based on the fair value of the equity or liability instruments issued. This statement precludes the recognition of compensation expense under the APB 25 intrinsic value method.

In 2003, the Company adopted the fair value method alternative of accounting for its stock based compensation pursuant to FASB Statement 123. Prior to the adoption of FASB 123, the Company used the intrinsic value method under APB Opinion 25.

Foreign Currency Translations

For foreign operations whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the period and income statement accounts are translated at average exchange rates for the period. Translation gains and losses are included as a separate component of stockholders’ equity.

Deferred Tax Asset Valuation Allowance

We record a deferred income tax asset in jurisdictions where we generate a loss. We also record a valuation allowance against these deferred tax assets in accordance with SFAS 109, “Accounting for Income Taxes,” when, in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future.

Results of Operations for the Three-Months Ended June 30, 2006 and 2005

From the Company’s inception, it has been in the development stage and has not commenced principal operations. During the three-months ended June 30, 2006, the Company continued the construction of its plant in Chile and the construction of modular display homes. The Company has incurred a total of $266,091 in the three-months ended June 30, 2006 in research and development costs relating to the construction of these modular display homes.

General and administration costs were $397,200 and $340,603, respectively, for the three-month periods ended June 30, 2006 and 2005.

Of the $397,200 incurred during the second quarter of 2006, $86,253 was incurred in the Company’s Chilean operations. The remaining $310,947 pertains to costs incurred in operating its Canadian offices and general administration.

Of the $340,603 incurred during the second quarter of 2005, $68,939 was incurred in the Company’s Chilean operations. The remaining $271,664 pertained to costs incurred in operating its Canadian offices and general administration.

Chilean Operations

The major expenses incurred in Chile during the second quarter of 2006 consisted of rent amounting to $5,211, salaries and related expenses totaling $37,583, depreciation of $9,433, taxes and licenses of $7,731, telephone of $2,656, automobile expenses of $2,765, office expenses of $4,261, and travel and related expenses of $8,365.

The major expenses incurred in Chile during the second quarter of 2005 consisted of rent amounting to $3,747, salaries and related expenses totaling $17,467, professional fees of $1,657, office expense of $3,236, depreciation expense of $5,827, telephone of $1,840, utilities of $5,098, taxes and licenses of $4,477, travel and related expenses of $13,980, and supplies of $5,471.

The total general and administrative expenses in Chile for the second quarter of 2006 were approximately $17,000 higher than those incurred in the second quarter of 2005. This increase was primarily due to the administrative costs of additional employees hired in the Chilean plant in the second quarter of 2006. Increases in payroll and related expenses in Chile are expected to continue in the future as the Company exits the development stage and begins construction of homes available for sale.

Canadian Operations

Other general expenses incurred during the second quarter of 2006 for operating the Company’s Canadian offices consisted of compensation and related costs of $175,396 professional fees of $64,208, advertising and promotions expense of $30,267, depreciation expense of $6,687, telephone of $5,789, Canadian general use taxes of $6,896, and travel and related expenses of $5,526.

Other general expenses incurred in operating the Company’s Canadian offices during the second quarter of 2005 consist of compensation and related costs of $185,255, professional fees of $18,719, depreciation expense of $10,685, rent of $19,117, telephone of $4,241, consulting expenses of $15,441, and travel and related expenses of $9,286.

The total general and administrative expenses in Canada for the second quarter of 2006 were approximately $39,000 higher than those incurred in the second quarter of 2005. This increase was primarily due to approximately $30,000 of new advertising costs for promotional materials and the updating of our website, plus additional legal expenses incurred in the second quarter of 2006 relating to our planned Migratory Merger from the State of Delaware to the State of Nevada and other general corporate matters. Such increases in these general and administrative costs are expected to continue in the future as the Company commences actual production of modular homes and seeks future investor funds.

Results of Operations for the Six-Months Ended June 30, 2006 and 2005

The Company has incurred a total of $266,091 in the six-months ended June 30, 2006 in research and development costs relating to the construction of modular display homes.

General and administration costs were $800,580 and $653,768, respectively, for the six-month periods ended June 30, 2006 and 2005.

Of the $800,580 incurred during the first six months of 2006, $189,997 was incurred in the Company’s Chilean operations. The remaining $610,583 pertains to costs incurred in operating its Canadian offices and general administration.

Of the $653,768 incurred during the first six months of 2005, $127,036 was incurred in the Company’s Chilean operations. The remaining $526,732 pertains to costs incurred in operating its Canadian offices and general administration.

Chilean Operations

The major expenses incurred in Chile during the first six months of 2006 consisted of rent amounting to $11,002, salaries and related expenses totaling $93,810, office expense of $9,317, depreciation of $14,401, telephone of $6,257, utilities of $3,752, taxes and licenses of $18,433, travel and related expenses of $14,906, and auto expenses of $7,883.

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

The total general and administrative expenses in Chile for the six-months ended June 30, 2006 were approximately $63,000 higher than those incurred during the six-months ended June 30, 2005. This increase is primarily due to the administrative costs of additional employees hired in the Chilean plant during the six-months ended 2006. Increases in payroll and related expenses in Chile are expected to continue in the future as the Company exits the development stage and begins construction of homes available for sale.

Canadian Operations

Other general expenses incurred during the first six months of 2006 for operating the Company’s Canadian offices consisted of compensation and related costs of $347,824, professional fees of $105,412, advertising and promotions expense of $32,591, depreciation expense of $14,725, rent of $28,834, telephone of $11,091, filing fees of $8,943, office expenses of $5,533, Canadian general use taxes of $10,974, Delaware State franchise tax of $7,828, auto expenses of $5,029 and travel and related expenses of $10,801.

Other general expenses incurred during the first six months of 2005 for operating the Company’s Canadian offices consisted of compensation and related costs of $332,890, professional fees of $55,997, depreciation expense of $20,920, rent of $38,198, telephone of $9,915, consulting expense of $25,420 and travel and related expenses of $18,439.

The total general and administrative expenses in Canada for the six-months ended June 30, 2006 were approximately $84,000 higher than those incurred in the six-months ended June 30, 2005. This increase was primarily due to approximately $30,000 of new advertising costs for promotional materials and the updating of our website, and approximately $50,000 of additional professional fees. Additional professional fees incurred during the six-months ended June 30, 2006 included legal expenses for our planned Migratory Merger from the State of Delaware to the State of Nevada and other general corporate matters. Other additional professional fees incurred during the six-months ended June 30, 2006 were incurred to our outside accountants to get our Form 10-Q filings current. Our general and administrative expenses are expected to increase in the future as the Company commences actual production of modular homes and seeks future investor funds.

Liquidity and Capital Resources

Cash and cash equivalents as of June 30, 2006 and 2005 were $587,480 and $577,065, respectively.

During the six-months ended June 30, 2006, the Company received a total of $2,774,608 through the sale of 553,308 shares of the Company’s common stock. During the same period, the Company used $1,629,359 in its operations, received $2,496 from the disposal of equipment, purchased equipment for its Chilean plant of $124,911, paid $373,541 towards the construction of its Chilean plant, purchased equipment for its Canadian office of $6,259, paid $14,308 in costs associated with its private offerings, made loan repayments to its President of $137,641, and made principal payments on its equipment leases totaling $5,270. Construction costs associated with the building of the Chilean plant include salaries and related benefits of those employees involved in the actual construction.

During the six-months ended June 30, 2005, the Company received a total of $1,025,274 through the sale of 205,045 shares of the Company’s common stock. During the same period, the Company used $493,873 in its operations, received $164 from the disposal of equipment, purchased equipment for its Canadian offices totaling $11,029, purchased equipment for its Chilean plant of $182,403, paid $316,794 towards the construction of its Chilean plant, paid $20,413 in costs associated with its private offerings, received $74,895 in loans from its President, made loan repayments to its President of $14,221, paid $12,274 in deferred loan costs, received $515,000 in a loan from a shareholder and made principal payments on its equipment leases totaling $1,577.

From July 1, 2006 through August 14, 2006 the Company received $125,000 through the issuance of 25,000 shares of its common stock and issued an additional 300 shares to various consultants for services, which were valued at $1,500.

The Company anticipates spending approximately $1,895,000 to complete its Land Under Development and approximately $1,790,000 to complete its manufacturing facility over the next twelve months. The Company currently has no commitments to purchase equipment.

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

Item 4. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO concluded that as of June 30, 2006, our disclosure controls and procedures, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS,” were not effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our CEO, as appropriate to allow timely decisions regarding required disclosure. The deficiencies in disclosure controls and procedures relate to the deficiencies in our internal control over financial reporting noted below.

(b)

Changes in internal control over financial reporting.. We are currently a small company with limited staff and financing. In the past we have failed to file our quarterly and other related reports in a timely manner due to the refusal of our outside accountants and auditors to prepare and review the reports, because of the outstanding balances due them by us, and our inability to pay them in timely manner. We have received more funding from our 2006 private placement and have made sufficient payments to our outside accountants, and expect to continue to do so in the future. This will enable us to have our quarterly reports prepared and reviewed on a timely basis within SEC guidelines going forward.

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

FORWARD LOOKING STATEMENTS

The information contained herein includes forward looking statements that are based on assumptions that management believes to be reasonable but are subject to inherent uncertainties and risks including, but not limited to, risks associated with the integration of newly acquired businesses, unforeseen technological obstacles which may prevent or slow the development and/or manufacture of new products, limited (or slower than anticipated) customer acceptance of new products which have been and are being developed by the Company, and the availability of other competing technologies.

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

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2. Changes in Securities and Use of Proceeds

During the six-months ended June 30, 2006, the Company issued 553,308 shares of its common stock through a private offering in exchange for $2,774,608. In addition, during the six-month period, the Company issued 35,257 shares for consulting services in connection with the private offering valued at $176,285. The $176,285 was charged to equity against the related proceeds received.

From July 1, 2006 through August 14, 2006 the Company received $125,000 through the issuance of 25,000 shares of its common stock and issued an additional 300 shares to various consultants for services, which were valued at $1,500.

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

Canadian Rockport Homes International, Inc.
Registrant

Date: August 21, 2006	By:	/s/ William R. Malone, CEO
William R. Malone, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 21, 2006	By:	/s/ William R. Malone, President
William R. Malone, President and Director

Date: August 21, 2006	By:	/s/ Donel Belsby, Secretary/Treasurer
Donel Belsby, Secretary/Treasurer and Director

Date: August 21, 2006	By:	/s/ Chris Kinch, Director
Chris Kinch, Director