Form 10-K/A
period 2005-12-31
CANADIAN ROCKPORT HOMES INTERNATIONAL INC
filed 2006-09-18
CIK 1136263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Holders

Canadian Rockport Homes International, Inc. has 16,293,195 shares of common stock outstanding as of December 31, 2005. Canadian Rockport Homes International, Inc. has approximately 2786 shareholders. Canadian Rockport Homes International, Inc. has outstanding at December 31, 2005 stock options for 2,350,000 shares.

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