Form 10-Q
period 2006-09-30
Canadian Rockport Homes Int'l, Inc.
filed 2006-11-20
CIK 1136263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

333-62786
(Commission file number)

CANADIAN ROCKPORT HOMES INT’L, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0354610
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

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

[   ] Large accelerated filer    [   ] Accelerated filer    [X] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes    [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity. As of November 16, 2006 there were
17,073,290 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2005	2006
		(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$81,390	$304,798
Prepaid expenses and other current assets	566	38,322

Total current assets	81,956	343,120

Land Under Development	545,628	1,209,413

Property and Equipment
Land	400,000	400,000
Equipment and leasehold improvements, net	315,893	561,371
Construction in-progress	1,882,221	2,423,487

Total property and equipment	2,598,114	3,384,858

Other Assets
Intangible assets subject to amortization
Patents	8,455	7,964

Total other assets	8,455	7,964

Total assets	$3,234,153	$4,945,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2005	2006
		(Unaudited)
Liabilities and Stockholders' Equity

Current Liabilities
Legal fees payable	$178,597	$163,619
Trade payables	64,412	73,284
Accrued compensation	981,014	969,729
Payroll taxes payable	25,256	21,092
Loans payable - officer	149,760	16,877
Notes payable - shareholders	193,302	135,791
Loans payable - other	15,612	15,612
Current maturities of long-term note payable - shareholder	-	566,258
Current maturities of obligations under capital lease	2,976	-

Total current liabilities	1,610,929	1,962,262

Long-Term Note Payable - Shareholder	537,464	-
Obligations Under Capital Lease	2,097	-

Total liabilities	2,150,490	1,962,262

Stockholders' Equity
Common Stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding
16,293,195 shares as of December 31, 2005 and
17,030,196 shares as of September 30, 2006	16,293	17,030
Additional paid-in capital	12,467,092	16,358,667
Deficit accumulated during the development stage	(11,572,892)	(13,534,411)
Other comprehensive income	173,170	141,807

Total stockholders' equity	1,083,663	2,983,093

Total liabilities and stockholders' equity	$3,234,153	$4,945,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three		For the Nine		From Inception
	Months Ended		Months Ended		(March 27, 1997)
	September 30,		September 30,		Through
	2005	2006	2005	2006	September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income	$-	$-	$-	$-	$-

Operating expenses
Research and development	-	(167,118)	-	(433,209)	(433,209)
General and administrative expenses	(321,378)	(292,385)	(975,146)	(1,092,965)	(7,885,476)
Compensation and consulting expense
incurred on option grants	(190,071)	(53,857)	(570,213)	(460,325)	(4,990,672)
Gain (loss) on disposition of assets	-	-	29	59	(356,665)
Loss on impairment of goodwill	-	-	-	-	(30,000)

Loss from operations	(511,449)	(513,360)	(1,545,330)	(1,986,440)	(13,696,022)

Other income (expenses)
Gain on restructuring of shareholder debt	-	445	-	74,941	74,941
Gain on extinguishment of lease liability	-	-	283,985	-	283,985
Interest income	148	1,470	418	4,352	9,173
Interest expense	(21,358)	(13,276)	(48,641)	(54,372)	(206,488)

	(21,210)	(11,361)	235,762	24,921	161,611

Net loss before income taxes	(532,659)	(524,721)	(1,309,568)	(1,961,519)	(13,534,411)

Income taxes	-	-	-	-	-

Net loss	$(532,659)	$(524,721)	$(1,309,568)	$(1,961,519)	$(13,534,411)

Basic and diluted loss per share	$(0.03)	$(0.03)	$(0.08)	$(0.12)

Weighted average common
shares outstanding	16,190,047	16,945,458	16,085,440	16,738,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine		From Inception
	Months Ended		(March 27, 1997)
	September 30,		Through
	2005	2006	September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(1,309,568)	$(1,961,519)	$(13,534,411)
Adjustments to reconcile net loss to net cash
used in operating activities:
Issuance of common stock for services	-	-	22,375
Issuance of common stock in Company's organization	-	-	1,000
Compensation recognized on stock option grants	570,213	460,325	4,990,672
(Gain) loss on disposition of assets	(29)	(59)	357,056
Gain on restructuring of shareholder debt	-	(74,941)	(74,941)
Gain on lease extinguishment	(283,985)	-	(283,985)
Loss on impairment of goodwill	-	-	30,000
Depreciation and amortization	47,524	52,473	293,326
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,087)	(36,646)	(36,917)
Land under development	(554,559)	(682,944)	(1,232,012)
Trade and other payables	12,742	(45,485)	461,680
Accrued compensation	231,908	(11,281)	976,878
Accrued interest	46,383	40,985	166,516

Net cash used in operating activities	(1,243,458)	(2,259,092)	(7,862,763)

Cash Flows from Investing Activities
Net proceeds on sale of timber and truss plant	-	-	211,639
Net proceeds on disposition of equipment	164	2,496	3,277
Acquisition of equipment	(214,781)	(306,849)	(921,975)
Construction of Chilean plant	(447,206)	(559,225)	(1,952,054)

Net cash used in investing activities	(661,823)	(863,578)	(2,659,113)

Cash Flows from Financing Activities
Gross proceeds from private offerings	1,387,712	3,517,776	10,640,423
Costs incurred in stock offerings	(48,370)	(56,324)	(494,635)
Proceeds from related party loans	614,015	-	813,607
Proceeds from other loans	-	-	194,668
Repayments on related party loans	(12,165)	(137,641)	(320,345)
Principal reduction on obligations under capital leases	(2,443)	(5,270)	(12,955)
Payment of deferred loan costs	(12,078)	-	-
Purchase of treasury stock	-	-	(35,000)

Net cash provided by financing activities	1,926,671	3,318,541	10,785,763

Effect of exchange rates on cash	14,973	27,537	40,911

Net increase in cash and cash equivalents	36,363	223,408	304,798

Beginning balance - cash and cash equivalents	31,358	81,390	-

Ending balance - cash and cash equivalents	$67,721	$304,798	$304,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANADIAN ROCKPORT HOMES INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Information:

Non-Cash Investing and Financing Activities:

During the nine-months ended September 30, 2005, the Company issued 31,810 shares of its common stock for services rendered in connection with its private offerings. The services were valued at $159,050, the estimated value of the shares issued.

During the nine-months ended September 30, 2006, the Company issued 36,097 shares of its common stock for services rendered in connection with its private offerings. The services were valued at $180,485, the estimated value of the shares issued.

During the nine-months ended September 30, 2006, the Company incurred offering costs totaling $29,465 that were not paid as of the end of the period.

Cash Paid For:

	For the Nine		From Inception
	Months Ended		(March 27, 1997)
	September 30,		Through
	2005	2006	September 30, 2006
	(Unaudited)	(Unaudited)

Interest Expense	$15,398	$13,387	$36,450

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANADIAN ROCKPORT HOMES INT’L, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Note 1 – Nature of Business and Changes in Significant Accounting Policies

Nature of Business

Canadian Rockport Homes Int’l, Inc. is a development stage enterprise as defined by FASB Statement 7. The Company plans to manufacture and construct low cost concrete modular housing for the retail market in developing nations and third-world countries, and is currently undergoing the construction of four modular display homes. The Company's business is based upon its exclusive ownership of the TWiC technology which has been developed in Canada over the past thirty years by TWiC Housing Corp.

Canadian Rockport Homes Int’l, Inc was incorporated in Delaware on January 10, 1996 under the name, Lenz Products, Inc. The Company changed its name to Canadian Rockport Homes International, Inc. in early 2001.

On March 24, 2004 the Company formed CRH of Nevada, Inc., a Nevada corporation (“CRHN”). CRHN was formed for the purpose of undergoing a migratory merger by which the Company would move from the State of Delaware to the State of Nevada. The migratory merger was completed on August 31, 2006. As a result of the merger, CRHN assumed all of the assets and liabilities of the Company and was renamed as “Canadian Rockport Homes Int’l, Inc.” The purpose of the merger is to take advantage of Nevada state tax treatment for the Company which Management believes is more favorable to the Company than Delaware state tax treatment.

Basis of Presentation

The accompanying un-audited condensed consolidated financial statements include the accounts and transactions of Canadian Rockport Homes Int’l, Inc. and its wholly owned subsidiaries, Canadian Rockport Homes Ltd., and Canadian Rockport Trading Limitada. The un-audited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. All material intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. For further information, refer to the financial statements and notes included in Canadian Rockport Homes International, Inc.’s Form 10-K for the year ended December 31, 2005. Certain prior year amounts have been reclassified in order to conform with 2006 classifications.

The Company's un-audited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has a working capital deficit of approximately $1,619,000, is currently in default on approximately $566,000 of term debt (all of which was incurred for the acquisition of its land), has not generated any income and continues to have recurring operating losses. These matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recent Pronouncements and Accounting Changes

In November 2005, the FASB issued FSP FAS115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company adopted this FSP for the fiscal year beginning January 1, 2006 and it did not have a material impact on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. The Company is assessing SFAS No. 157 and has not determined the impact the adoption of SFAS No. 157 will have its results of operations or financial position.

On September 13, 2006 the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires a registrant to quantify all misstatements that could be material to financial statement users under both the “rollover” and “iron curtain” approaches. If either approach results in quantifying a misstatement that is material, the registrant must adjust its financial statements. SAB No. 108 is effective for the fiscal years beginning after November 15, 2006. The Company is assessing SAB No. 108 and has not determined the impact, if any, that it will have on the Company’s consolidated financial statements.

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

Note 3 – Land Under Development

The Company has incurred costs to procure land and develop improvements for future sale of homes. Total costs incurred during the nine-months ended September 30, 2006 amounted to $682,944.

Note 4 – Construction In-Progress

During the nine-months ended September 30, 2006, the Company incurred costs totaling $541,266 for the construction of its Chilean plant. Construction costs associated with the building of this plant include salaries and related benefits of those employees involved in the actual construction. Construction in-progress consists of the following:

Construction in-progress at December 31, 2005	$1,882,221

Direct costs of constructing the Chilean plant	146,150
Allocated salaries and related benefits of employees involved in plant construction	413,075
Effect of exchange rates on asset balance	(17,959)

Net increase in construction in-progress account	541,266

Construction in-progress at September 30, 2006	$2,423,487

Note 5 - Accrued Compensation

The Company has entered into employment, consulting, and other related contracts with its management and other personnel. The terms of the contracts are from one to three years. Due to the Company’s cash flow requirements, the parties to these contracts have agreed to defer payment of portions of the compensation under these agreements. Total accrued compensation as of September 30, 2006 under these contracts amounted to $969,729, which will be paid when the Company has sufficient funds available.

Note 6 – Debt

Payable to Related Parties

Two shareholders advanced $65,657 to the Company evidenced by two promissory notes that were assessed interest at an annual rate of 10%. These notes were restructured into a single promissory note with terms more favorable to the Company, resulting in a gain of $74,941. The restructured note is due on demand and accrues interest at 10% per annum. At the option of the lender, this restructured note is convertible into shares of the Company’s common stock from its current private offering at a rate of $5.00 per share. The balance of this obligation on September 30, 2006 was $80,389.

In December 2005, the above two shareholders advanced a total of $50,000 to the Company, with interest at an annual rate of 14%. These loans are due on demand.

The Company's President has advanced funds to the Company. The advances commencing on January 1, 2005 are assessed interest at a rate of 2% per month. The advances are unsecured and are due on demand. The total balance due the President by the Company at September 30, 2006 was $16,877.

In connection with the purchase of the land to be utilized in the Company’s Valle Grande Housing Project, the Company borrowed $515,000 from a shareholder. Interest is assessed at 7% per annum. The principal loan balance of $566,258 includes $51,258 of accrued interest and is scheduled to be repaid in over the period from July 2006 to June 2007, in 11 equal monthly payments of principal and interest of $47,681, and a 12th and final payment of $41,767. The required payments for June, July and August have not been made and, accordingly, the loan is currently in default.

Under the terms of the above loan, as modified in January 2006, the shareholder received (a) an approximate 23% interest in a General Security Agreement that encompasses the Company’s plant located in Lampa, Chile, (b) the Chilean land, (c) three modular display homes located on the land (once built), and (d) building material and equipment used in the building of the houses on the subject land. In order for the Company to sell individual lots to homebuyers free of any encumbrances, the shareholder has agreed to release his security interest in phases of 40 lot increments. In consideration for the loan, the Company has agreed to pay the shareholder interest on the loan assessed at 7% per annum plus a profit sharing interest equal to approximately 23% of $4,913 per house on the first 229 houses that the Company sells (or approximately $1,124 per house), totaling approximately $257,500. Profit sharing payments will be made in 11 installments; the first 10 in 20-house increments of approximately $22,489, and then a final payment (for the last 29 houses) of approximately $32,610. The shareholder has a right to receive his profit sharing payments in cash or in shares of the Company’s common stock at a conversion price of $5 per share.

Note 7 - Equity

Issuances of Common Stock

During the nine-months ended September 30, 2006, the Company issued 700,904 shares of its common stock through a private offering in exchange for $3,517,776. In addition, during the same nine-month period, the Company issued 36,097 shares for consulting services in connection with the private offering valued at $180,485. The $180,485 was charged to equity against the related proceeds received.

In connection with the above private offerings during the nine-months ended September 30, 2006, the Company issued warrants to purchase 737,001 shares of the Company’s common stock at a price of $7.00 per share. The warrants expire two years after the first date the Company’s stock is publicly traded. At June 30, 2006, there were cumulative warrants outstanding to purchase 1,869,572 shares of the Company’s common stock at a price of $7.00 per share.

Stock Options

During 2006, the Company granted certain employees options to acquire 335,000 shares of its common stock at $5 per share. The options are exercisable eight months after the Company begins trading its shares publicly and must be exercised within two years once vested. The Company used the Black Scholes model to value the total cost of the options at approximately $483,000. The total option expense amortized in the nine months ended September 30, 2006 amounted to approximately $460,000. As of September 30, 2006, there were options outstanding to purchase a total of 2,685,000 shares of the Company’s common stock.

Note 8 – Net Loss Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS 128, any anti-dilutive effects on net earnings (loss) per share are excluded. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of approximately 19.6 million and 21.4 million for the three-months ended September 30, 2005 and 2006, and 19.4 million and 20.9 million for the nine-months ended September 30, 2005 and 2006, respectively. Such amounts include shares potentially issuable under outstanding options, warrants and convertible notes.

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

Note 10 – Subsequent Events

From October 1, 2006 through November 16, 2006 the Company received $190,875 through the issuance of 38,175 shares of its common stock and issued an additional 4,919 shares to various consultants for services, which were valued at $24,595.

Effective October 31, 2006, the Company circulated an Offering Memorandum to raise funds up to $10,000,000 in common stock from Canadian and U.S. investors. The offering consists of 2,000,000 units at $5 per unit, with each unit comprising one share of common stock and one 2-year warrant exercisable at $10. The Company plans to use the proceeds for the Build-Out and Capability Advancement of its plant in Chile, the purchase of on-site equipment for Chile operations, the development of concrete roof technology capability, the launch of commercial operations and the purchase of a second macro-lot at the Valle Grande Housing Project in Chile, the initiation of operations in Mexico, and general operations and working capital.

On October 25, 2006 the Company’s President loaned the Company $44,300. This loan accrues interest at 4% per annum and is payable on demand.

Also on October 25, 2006, the Company’s President advanced the Company $35,440. This advance is non-interest bearing and is payable on demand.

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

Results of Operations for the Three-Months Ended September 30, 2006 and 2005

From the Company’s inception, it has been in the development stage and has not commenced principal operations. During the three-months ended September 30, 2006, the Company continued the construction of its plant in Chile and the construction of modular display homes. The Company has incurred a total of $167,118 in the three-months ended September 30, 2006 in research and development costs relating to the construction of these modular display homes.

General and administration costs were $292,385 and $321,378, respectively, for the three-month periods ended September 30, 2006 and 2005.

Of the $292,385 incurred during the third quarter of 2006, $113,839 was incurred in the Company’s Chilean operations. The remaining $178,546 pertains to costs incurred in operating its Canadian offices and general administration.

Of the $321,378 incurred during the third quarter of 2005, $55,505 was incurred in the Company’s Chilean operations. The remaining $265,873 pertained to costs incurred in operating its Canadian offices and general administration.

Chilean Operations

The major expenses incurred in Chile during the third quarter of 2006 consisted of rent amounting to $3,607, salaries and related expenses totaling $48,799, depreciation of $16,136, taxes and licenses of $5,067, telephone of $3,952, automobile expenses of $3,355, office expenses of $4,813, utilities of $8,325, and travel and related expenses of $6,756.

The major expenses incurred in Chile during the third quarter of 2005 consisted of rent amounting to $4,285, salaries and related expenses totaling $33,863, depreciation of $2,419, taxes and licenses of $4,373, and travel and related expenses of $5,352.

The total general and administrative expenses in Chile for the third quarter of 2006 were approximately $58,000 higher than those incurred in the third quarter of 2005. This increase was primarily due to the administrative costs of additional employees hired in the Chilean plant and additional depreciation expense on equipment purchased for the construction of homes in the third quarter of 2006. Increases in payroll and related expenses in Chile are expected to continue in the future as the Company exits the development stage and begins construction of homes available for sale.

Canadian Operations

Other general expenses incurred during the third quarter of 2006 for operating the Company’s Canadian offices consisted of compensation and related costs of $91,626 professional fees of $38,828, advertising and promotions expense of $23,774, depreciation expense of $6,702, telephone of $3,879, and travel and related expenses of $4,746.

Other general expenses incurred in operating the Company’s Canadian offices during the third quarter of 2005 consist of compensation and related costs of $153,115, professional fees of $38,215, depreciation expense of $15,281, rent of $19,916, telephone of $4,943, consulting expense of $6,179 and travel and related expenses of $3,552.

The total general and administrative expenses in Canada for the third quarter of 2006 were approximately $79,000 lower than those incurred in the third quarter of 2005. This decrease was primarily due to the expiration of certain deferred compensation contracts with some of the Company’s former management personnel. General and administrative costs are expected to increase in the future as the Company commences actual production of modular homes and seeks future investor funds.

Results of Operations for the Nine-Months Ended September 30, 2006 and 2005

The Company has incurred a total of $433,209 in the nine-months ended September 30, 2006 in research and development costs relating to the construction of modular display homes.

General and administration costs were $1,092,965 and $975,146, respectively, for the nine-month periods ended September 30, 2006 and 2005.

Of the $1,092,965 incurred during the first nine months of 2006, $303,835 was incurred in the Company’s Chilean operations. The remaining $789,130 pertains to costs incurred in operating its Canadian offices and general administration.

Of the $975,146 incurred during the first nine months of 2005, $182,541 was incurred in the Company’s Chilean operations. The remaining $792,605 pertains to costs incurred in operating its Canadian offices and general administration.

Chilean Operations

The major expenses incurred in Chile during the first nine months of 2006 consisted of rent amounting to $14,609, salaries and related expenses totaling $142,609, office expense of $14,129, depreciation of $30,537, telephone of $10,209, utilities of $12,077, taxes and licenses of $23,500, travel and related expenses of $21,662, and auto expenses of $11,238.

The major expenses incurred in Chile during the first nine months of 2005 consisted of rent amounting to $11,542, salaries and related expenses totaling $70,424, professional fees of $4,786, depreciation of $10,816, telephone of $5,172, utilities of $8,326, taxes and licenses of $13,887, travel and related expenses of $33,061, auto expenses of $4,128 and supplies of $8,170.

The total general and administrative expenses in Chile for the nine-months ended September 30, 2006 were approximately $121,000 higher than those incurred during the nine-months ended September 30, 2005. This increase was primarily due to the administrative costs of additional employees hired in the Chilean plant and additional depreciation expense on equipment purchased for the construction of homes during the nine-months ended 2006. Increases in payroll and related expenses in Chile are expected to continue in the future as the Company exits the development stage and begins construction of homes available for sale.

Canadian Operations

Other general expenses incurred during the first nine months of 2006 for operating the Company’s Canadian offices consisted of compensation and related costs of $439,450, professional fees of $144,240, advertising and promotions expense of $56,365, depreciation expense of $21,427, rent of $29,007, telephone of $14,970, filing fees of $13,503, office expenses of $8,070, Delaware State franchise tax of $7,828, auto expenses of $6,830 and travel and related expenses of $15,547.

Other general expenses incurred during the first nine months of 2005 for operating the Company’s Canadian offices consisted of compensation and related costs of $486,005, professional fees of $94,212, depreciation expense of $36,202, rent of $58,114, telephone of $14,858, consulting expense of $31,599 and travel and related expenses of $21,991.

The total general and administrative expenses in Canada for the nine-months ended September 30, 2006 were approximately $3,000 lower than those incurred in the nine-months ended September 30, 2005. General and administrative costs are expected to increase in the future as the Company commences actual production of modular homes and seeks future investor funds.

Liquidity and Capital Resources

Cash and cash equivalents as of September 30, 2006 and 2005 were $304,798 and $67,721, respectively.

During the nine-months ended September 30, 2006, the Company received a total of $3,517,776 through the sale of 700,904 shares of the Company’s common stock. During the same period, the Company used $2,259,092 in its operations, received $2,496 from the disposal of equipment, purchased equipment for its Chilean plant of $298,790, paid $559,225 towards the construction of its Chilean plant, purchased equipment for its Canadian office of $8,059, paid $56,324 in costs associated with its private offerings, made loan repayments to its President of $137,641, and made principal payments on its equipment leases totaling $5,270. Construction costs associated with the building of the Chilean plant include salaries and related benefits of those employees involved in the actual construction.

During the nine-months ended September 30, 2005, the Company received a total of $1,387,712 through the sale of 277,521 shares of the Company’s common stock. During the same period, the Company used $1,243,458 in its operations (which included a land purchase of $554,459 for development purposes), received $164 from the disposal of equipment, purchased equipment for its Canadian offices totaling $11,121, purchased equipment for its Chilean plant of $203,660, paid $447,206 towards the construction of its Chilean plant, paid $48,370 in costs associated with its private offerings, received $99,015 in loans from its President, made loan repayments to its President of $12,165, paid $12,078 in deferred loan costs, received $515,000 in a loan from a shareholder and made principal payments on its equipment leases totaling $2,443.

From October 1, 2006 through November 16, 2006 the Company received $190,875 through the issuance of 38,175 shares of its common stock and issued an additional 4,919 shares to various consultants for services, which were valued at $24,595.

On October 25, 2006 the Company’s President loaned the Company $44,300. This loan accrues interest at 4% per annum and is payable on demand.

Also on October 25, 2006, the Company’s President advanced the Company $35,440. This advance is non-interest bearing and is payable on demand.

The Company anticipates spending approximately $2.4 million to complete its Land Under Development and approximately $1.8 million to complete its manufacturing facility over the next twelve months. The actual amounts that will be spent on these undertakings is highly dependent on the amount of funds raised from its current private placement offering, The Company currently has no commitments to purchase equipment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Canadian Rockport Homes Int’l, Inc. may be subject to market risk in the form of interest rate risk and foreign currency risk. Canadian Rockport Homes Int’l, Inc. is a development stage company with limited operations to date, and neither interest rate nor foreign currency has had a material impact on such operations.

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

The Company's exposure to foreign currency exchange risk requires continuing management attention to the stability of the countries in which operations may be planned, as well as trade relations between the selected country(s) and Canada. Both trade relations and stability as pursuant to planned operations in Chile are currently favorable. Canadian Rockport Homes Int’l, Inc. will continue to comprehensively evaluate conditions in countries where operations are in place and where future operations are planned, and will take any measures feasible at the time to minimize foreign currency risk. Such measures may include, but are not limited to a reduction in operations or relocating a portion of operations to a more favorable environment.

Item 4. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO concluded that as of September 30, 2006, our disclosure controls and procedures, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS,” were not effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our CEO, as appropriate to allow timely decisions regarding required disclosure. The deficiencies in disclosure controls and procedures relate to the deficiencies in our internal control over financial reporting noted below.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is also being sued for alleged fees due a brokerage firm for duty paid in the transportation of Company assets into Chile. The Company disputes the claim and this lawsuit is also on-going. Management has accrued in its liabilities what it believes to be a sufficient amount to pay the claim upon its eventual resolution.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2. Changes in Securities and Use of Proceeds

During the nine-months ended September 30, 2006, the Company issued 700,904 shares of its common stock through a private offering in exchange for $3,517,776. In addition, during the nine-month period, the Company issued 36,097 shares for consulting services in connection with the private offering valued at $180,485. The $180,485 was charged to equity against the related proceeds received.

From October 1, 2006 through November 16, 2006 the Company received $190,875 through the issuance of 38,175 shares of its common stock and issued an additional 4,919 shares to various consultants for services, which were valued at $24,595.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Canadian Rockport Homes Int’l, Inc. includes herewith the following:

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

Canadian Rockport Homes Int’l, Inc.
Registrant

Date: November 20, 2006	By:	/s/ William R. Malone, CEO
William R. Malone, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 20, 2006	By:	/s/ William R. Malone, President
William R. Malone, President and Director

Date: November 20, 2006	By:	/s/ Donel Belsby, Secretary/Treasurer
Donel Belsby, Secretary/Treasurer and Director

Date: November 20, 2006	By:	/s/ Chris Kinch, Director
Chris Kinch, Director