Form 10-K
period 2006-12-31
Canadian Rockport Homes Int'l, Inc.
filed 2007-04-17
CIK 1136263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to___________

Commission file number 333-62786

CANADIAN ROCKPORT HOMES INT’L, INC.
(Exact name of registrant as specified in its charter)

2317 Wall Street
Vancouver, BC Canada V5L 1B8
(604) 669-1081
(Address of principal executive office & telephone number)

Nevada	98-0354610
(State of incorporation)	(IRS Employer Identification #)

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

The common stock of Canadian Rockport Homes Int’l, Inc. is not currently listed on any securities exchange, or quoted on any quotation service. There is currently no established public market for the common stock of Canadian Rockport Homes Int’l, Inc.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

At April 13, 2007 the aggregate market value of the issued and outstanding common shares held by non-affiliates of the registrant, as computed based upon the price at which the common equity was last sold, was $66,976,950. The number of shares outstanding of the registrant's common stock as of April 13, 2007 was 17,659,636.

Documents Incorporated by Reference

None of the following are incorporated by reference into any part of this Form 10-K: (1) annual report to security holders; (2) proxy or information statement; or (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933.

Business

Canadian Rockport Homes Int’l, Inc. (the “Company”; formerly Canadian Rockport Homes International, Inc.) was originally incorporated in Delaware on January 10, 1996 under the name, Lenz Products, Inc.

The Company is in the development stage as defined in FASB Statement 7 and currently has plans to manufacture and erect low cost concrete modular buildings for sale to the general public. The Company has not paid any dividends and any dividends which may be paid in the future will depend on the financial requirements of the Company and other relevant factors.

In February 2001, the Company acquired all of the outstanding shares of Canadian Rockport Homes, Ltd., (“CRH”), a company incorporated in the Province of British Columbia on March 26, 1997. For financial reporting purposes, the acquisition was treated as a reverse acquisition whereby CRH’s operations continue to be reported as if it had actually been the acquirer. Assets and liabilities continue to be reported at the acquiree’s historical cost because before the reverse acquisition, the Company had nominal assets, liabilities and operations.

The Company also formed a subsidiary in 2001 in Chile under the name Rockport Homes Chile Limitada (“RHCL”). The Company and CRH were the sole shareholders of this Chilean company.

In 2002, the Company acquired certain assets of 598546 BC Ltd., which included 100% of the outstanding shares of Canadian Rockport Trading Limitada, a Chilean corporation, formerly Maderas Doradas Canadienses, S.A. (“RT”). At the time of its acquisition, RT had no operations. During the year, the Company sold all of the assets of RT except for the acquired building and land on which the Company has built its Chilean plant and offices.

For ease in administration and to reduce costs, in 2003 the Company decided to dissolve RHCL and operate its Chilean operations solely through RT, which currently owns significantly all of the Company’s Chilean assets. The dissolution of RHCL was finalized on January 15, 2005.

On March 24, 2004, the Company formed CRH of Nevada, Inc., a Nevada corporation (“CRHN”). CRHN was formed for the purpose of undergoing a migratory merger by which the Company would move from the State of Delaware to the State of Nevada. The migratory merger was completed on August 31, 2006. As a result of the merger, CRHN assumed all of the assets and liabilities of the Company and was renamed as “Canadian Rockport Homes Int’l, Inc.” The purpose of the merger is to take advantage of Nevada state tax treatment for the Company which Management believes is more favorable to the Company than Delaware state tax treatment.

The Company maintains all of its cash deposits at two banks, one in Canada and one in Chile. Certain bank accounts are not insured.

Description of Business

Canadian Rockport Homes Int’l, Inc. is in the development stage with plans to manufacture and construct low cost concrete modular housing in developing nations and third-world countries. The Company's business is based upon its exclusive ownership of the TWiC technology which has been developed in Canada over the past thirty years by TWiC Housing Corp. The Company has completed the construction of its manufacturing facility in Lampa, Chile where initial operations will commence.

In 2005, the Company acquired 3.4 hectares of land for approximately $550,000, located in the Valle Grande Housing Project (a new housing development near Santiago, Chile), for the purpose of building houses to sell to the general public. As part of the purchase agreement, the Company agreed to pay the seller for macro-urbanization costs, which amounted to approximately $600,000 (paid in 2006). The Company will also purchase the adjoining 2.3 hectare parcel of land for approximately $685,000, including macro-urbanization costs. This portion of the transaction is anticipated to occur in 2007. To finance the initial 3.4 hectare purchase, the Company borrowed $515,000 from a current shareholder (see Note 7 to the accompanying financial statements). In the 4th quarter of 2006, the Company commenced construction of 6 homes that the Company plans to sell on the developed lots.

The TWiC technology meets Canadian and U.S. construction codes, using an inexpensive, rapid, and consistent method of construction and application. The construction technology is applicable to low, middle, and high-end housing, as well as single homes, duplexes, row houses, multi-story buildings, hotels, schools and warehouses. However, initial product offerings will focus only on affordable housing and there is no assurance that the Company will create other residential or commercial product lines in the future.

Operations in Chile

Canadian Rockport Homes Int’l, Inc. has commenced initial operations in Chile, through RT. RT has completed construction of a facility on its land located in Lampa, Chile which will house the manufacturing of the TWiC modular units. The Company has also made initial contact with various potential Chilean customers and currently has 84 Chilean employees working on the construction of the plant and 6 employees working in the Company's Chilean office.

Patents and Proprietary Rights

The Company is relying heavily upon its use of the TWiC technology to carry out its plan of operations. Thus, the Company has purchased TWiC technology which is patented and is taking reasonable steps to protect the technology from being copied by any third party. The TWiC technology bears the United States Patent No. 5,997,792 and was filed on December 7, 1999. At present, the patent is effective and there are no pending challenges. However, United States patents are not recognized in many countries. The Company also has a patent on its technology in Chile.

Employees

The Company currently has 9 staff working in Canada and 90 employees working in Chile as discussed above. The Company anticipates needing to recruit, train and manage local staff and other personnel in each country into which it expands, on an as needed basis.

Properties

The Company currently utilizes office space which is owned by its President in Vancouver, BC Canada. The Company owns 2.5 acres of land located in Lampa, Chile where it completed the construction of its manufacturing plant which will be utilized as offices and plant facilities in its Chilean operations.

Legal Proceedings

The Company is involved in certain claims and legal proceedings which have arisen in the normal course of business. Management does not believe that the outcome of any currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.

Submission of Matters to a Vote of Security Holders

None during the year ended December 31, 2006.

Market for Common Equity and Related Stockholder Matters

Market Information

The common stock of Canadian Rockport Homes Int’l, Inc. is not currently listed on any securities exchange, or quoted on any quotation service. There is currently no established public market for the common stock of Canadian Rockport Homes Int’l, Inc.

Holders

As of December 31, 2006, Canadian Rockport Homes Int’l, Inc. has approximately 17,162,649 shares of common stock outstanding, which are held by approximately 2,900 shareholders.

A schedule of options outstanding as of December 31, 2006 is as follows:

Exercise	Options
Price	Outstanding		Terms

$2.00	1,550,000	(a)	Exercisable 8 months after Company's common stock begins publicly trading
$5.00	551,000	(b)	Exercisable 8 months after Company's common stock begins publicly trading
	2,101,000

(a) Of the 1,550,000 options outstanding, the following officers hold the following:

William Malone	300,000 options
Ryan Malone	300,000 options

(b) Of the 551,000 options outstanding, the following officers hold the following:

Kenneth Olsen	90,000 options
Chris Kinch	50,000 options
William Malone	50,000 options
Ryan Malone	25,000 options

Dividend Policy

Canadian Rockport Homes Int’l, Inc. has never paid dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. Management anticipates that earnings will be retained to fund the Company's working capital needs and expansion of the business.

Securities Authorized for Issuance under Equity Compensation Plan

Number of securities
	Number of securities	Weighted-average	remaining
	To be issued upon	exercise price of	available for future issuance
	exercise of	outstanding options,	under equity compensation
	outstanding options,	warrants and rights	plans (excluding securities
	warrants and rights		reflected in column (a))
	(a)	(b)	(c)

Plan Category
Equity Compensation plans approved by security holders	-	-	-
Equity Compensation plans not approved by security holders	2,101,000	$2.79	-

Selected Financial Data

Canadian Rockport Homes Int’l, Inc. is a development stage company. Until recently, the Company has been involved in preparing for the commencement of operations, including raising of funds and preparation and build-out of a manufacturing facility in Lampa, Chile. In October 2006, initial operations commenced with the construction of the Company’s first 6 modular concrete housing units. The provided selected financial data is derived from the consolidated financial statements of Canadian Rockport Homes Int’l, Inc. and its predecessors for the periods shown.

						From Inception
						(March 27, 1997)
						to
	December 31,					December 31,
	2002	2003	2004	2005	2006	2006
Income	$-	$-	$-	$-	$-	$-
Operating expenses	(2,042,819)	(3,317,394)	(2,444,643)	(2,065,083)	(2,556,452)	(14,266,034)
Other income (expenses)	(27,686)	(28,917)	(11,903)	201,518	76,211	212,901
Net Loss	(2,070,505)	(3,346,311)	(2,456,546)	(1,863,565)	(2,480,241)	(14,053,133)

Basic Loss Per Share	$(.14)	$(0.22)	$(0.16)	$(0.12)	$(0.15)

Assets
Current Assets
Cash	$181,331	$143,718	$31,358	$81,390	$258,265
Receivables	-	5,736	-	-
Prepaid and other assets	500	1,792	1,652	566	19,058
Inventory					295,330
Land under development				545,628	1,240,183
Property and equipment
- net	509,424	485,371	537,691	715,893	3,436,928
Construction in Progress	692,479	937,645	1,142,038	1,882,221	-
Other Assets
Deferred lease expense	11,894	-	-	-	-
Patent and intellectual
properties	10,341	9,758	9,116	8,455	7,778

Total Assets	$1,405,969	$1,584,020	$1,721,855	$3,234,153	$5,257,542

Long-Term Debt	$1,970	$7,697	$4,909	$539,561	$205,000

Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this Management’s Discussion and Analysis (MD&A), including, without limitation, statements containing the words “may,” “will,” “can,” “anticipate,” “believe,” “plan,” “estimate,” “continue,” and similar expressions constitute “forward-looking statements.” These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks described in the Risk Factors section and elsewhere in this filing. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this report. The following discussion should be read in conjunction with our financial statements and the related notes.

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

Plant Construction Costs

Costs incurred in the construction of the Company’s Chilean plant and related molds are capitalized in Construction In-Progress until completion. Additionally, construction costs associated with the building of this plant include the allocated salaries and related benefits of those employees involved in the actual construction. The construction of the plant was completed in October 2006. The plant and molds are being depreciated over a term of 15 years.

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

Results of Operations

For the fiscal year ending December 31, 2006 and 2005:

The Company has generated no revenues since its inception. During the year ended December 31, 2006, we completed enough of the construction of the plant in Lampa, Chile to begin production activities and have produced and installed 4 modular display homes on our site at Valle Grande. We also commenced construction of 6 modular homes for sale in October 2006.

The Company incurred a total of $433,209 in 2006 in research and development costs relating to the construction of the 4 modular display homes on our site at Valle Grande.

General and administration costs were $1,565,437 and $1,304,887, respectively, for the years ended December 31, 2006 and 2005. Of the $1,565,437 incurred during 2006, $435,969 was incurred in the Company’s Chilean operations. The remaining $1,129,468 pertains to costs incurred in operating its Canadian offices and general administration. Of the $1,304,887 incurred during 2005, $250,597 was incurred in the Company’s Chilean operations. The remaining $1,054,290 pertains to costs incurred in operating its Canadian offices and general administration.

Chilean Operations

The major expenses incurred in Chile in 2006 consisted of rent amounting to $19,035, salaries and related expenses totaling $204,867, security and alarm expenses of $32,390, office expense of $13,583, depreciation of $88,765, travel and related expenses of $23,460, telephone of $13,695, and auto expenses of $15,771.

The major expenses incurred in Chile in 2005 consisted of rent amounting to $15,667, salaries and related expenses totaling $98,607, legal and accounting fees of $14,322, depreciation of $17,405, travel and related expenses of $37,751, telephone of $7,272, taxes and licenses of $19,158 and supplies of $8,170.

The total general and administrative expenses in Chile for 2006 were approximately $185,000 higher than those incurred during 2005. This increase was primarily due to the administrative costs of additional employees hired in the Chilean plant and additional depreciation expense on equipment.. Increases in payroll and related expenses in Chile are expected to continue in the future as the Company exits the development stage and produces revenue from the sale of modular homes.

Canadian Operations

Other general expenses incurred during 2006 for operating the Company’s Canadian offices consisted of compensation and related costs of $665,244, professional fees of $160,734, advertising and promotions expense of $56,116, depreciation expense of $37,844, rent of $33,582, telephone of $19,642, filing fees of $17,733, office expenses of $4,983, Delaware State franchise tax of $7,828, auto expenses of $8,717, and travel and related expenses of $36,431.

Other general expenses incurred during 2005 for operating the Company’s Canadian offices consisted of compensation and related costs of $666,476, professional fees of $123,059, depreciation expense of $46,475, rent of $64,908, telephone of $19,233, utilities of $10,702 and travel and related expenses of $25,104.

The total general and administrative expenses in Canada for 2006 were approximately $75,000 higher than those incurred in 2005. This increase was primarily a result of an increase in our advertising and promotions and professional fees over 2005. General and administrative costs are expected to increase in the future as the Company exits the development stage and produces revenue from the sale of modular homes.

For the fiscal year ending December 31, 2005 and 2004:

General and administration costs were $1,304,887 and $1,690,003, respectively, for the years ended December 31, 2005 and 2004. Of the $1,304,887 incurred during 2005, $250,597 was incurred in the Company’s Chilean operations. The remaining $1,054,290 pertains to costs incurred in operating its Canadian offices and general administration.

Of the $1,690,003 incurred during 2004, $164,425 was incurred in the Company’s Chilean operations. The remaining $1,525,578 pertains to costs incurred in operating its Canadian offices and general administration.

Chilean Operations

The major expenses incurred in Chile in 2005 consisted of rent amounting to $15,667, salaries and related expenses totaling $98,607, legal and accounting fees of $14,322, depreciation of $17,405, travel and related expenses of $37,751, telephone of $7,272, taxes and licenses of $19,158 and supplies of $8,170.

The major expenses incurred in Chile in 2004 consisted of rent amounting to $10,817, salaries and related expenses totaling $93,000, legal and accounting fees of $9,678, depreciation of $3,885, travel and related expenses of $7,406, telephone of $5,149, taxes and licenses of $15,637, telephone expenses of and supplies of $2,523.

The total general and administrative expenses in Chile for 2005 were approximately $86,000 higher than those incurred during 2004. This increase was primarily due to the administrative costs of additional employees hired in the Chilean plant, additional depreciation expense on equipment purchased for the construction of the plant and homes, and additional travel expenses incurred by management personnel to oversee the construction of the plant during 2005.

Canadian Operations

Other general expenses incurred during 2005 for operating the Company’s Canadian offices consisted of compensation and related costs of $666,476, professional fees of $123,059, depreciation expense of $46,475, rent of $64,908, telephone of $19,233, utilities of $10,702 and travel and related expenses of $25,104.

Other general expenses incurred during 2004 for operating the Company’s Canadian offices consisted of compensation and related costs of $1,085,839, professional fees of $107,227, depreciation expense of $39,235, rent of $87,264, telephone of $20,300, utilities of $3,191 and travel and related expenses of $76,210.

The total general and administrative expenses in Canada for 2005 were approximately $471,000 lower than those incurred in 2004. This decrease was primarily due to more of the Company’s payroll costs in 2005 being incurred for construction-related costs that were capitalized rather than expensed.

Liquidity and Capital Resources

During the year ended December 31, 2006, the Company received proceeds of $4,123,115 through the sale of its common stock, $79,893 in loans from its President, $205,000 from the issuance of convertible debentures, and $2,496 from the disposition of equipment. Of the amounts received in 2006, $2,973,767 was used in operations, $699,087 was used in the construction of the Company's plant in Chile, $342,556 was used to purchase furniture and equipment, $94,776 was used in the stock offerings, $186,053 was used to repay loans from the Company’s President, and $5,073 was used as principal reduction of capital lease obligations. The balance of cash and cash equivalents as of December 31, 2006 was $258,265, which was an increase in cash of $176,875 for the fiscal year.

During the year ended December 31, 2005, the Company received proceeds of $1,695,776 through the sale of its common stock, $691,748 in loans from its officers and shareholders, and $529 from the disposition of equipment. Of the amounts received in 2005, $1,422,308 was used in operations, $591,816 was used in the construction of the Company's plant in Chile, $219,584 was used to purchase furniture and equipment, $52,098 was used in the stock offerings, $56,396 was used to repay loans from related parties, and $3,392 was used as principal reduction of capital lease obligations. The balance of cash and cash equivalents as of December 31, 2005 was $81,390, which was an increase in cash of $50,032 for the fiscal year.

As indicated, the Company at December 31, 2006 does not have sufficient capital to finance the costs of its continuing operations. The Company will continue to find funding through the sale of its common stock or through borrowings; although there is no assurance that sufficient funds will be raised to finance its operations. Management expects to generate funds from the sale of modular housing units beginning in 2007, although the initial sales are not expected to generate substantial cash flow. Subsequent to December 31, 2006 and through April 13, 2007, the Company has raised approximately $2.2 million from the sale of common stock, $60,000 from the issuance of convertible debentures ($50,000 of which was converted to stock) and $180,000 of debentures were converted into common stock.

The Company estimates it will incur approximately $67,000 to complete the six homes in production at December 31, 2006 and has a commitment purchase the adjoining 2.3 hectare parcel of land to its current property in Chile for approximately $685,000, including macro-urbanization costs. This portion of the transaction is anticipated to occur in 2007.

Summary of Contractual Obligations

Contractual Obligation	Total	2007	2008
Convertible debentures payable (a)	$25,000		$25,000
Loans payable – officer	34,494	34,494
Notes payable – shareholders	712,245	712,245
Loans payable – other	15,612	15,612
Accrued Compensation (b)	982,450	982,450
Total	$1,769,801	$1,744,801	$25,000

(a)- Convertible debentures amounting to $180,000 were converted into common stock subsequent to December 31, 2006.

(b)- The Company is obligated for accrued compensation due its employees as of December 31, 2006 in the amount of $982,450. Pursuant to understandings it has with the related employees, the accrued compensation will be paid when the Company has sufficient funds to meet these obligations.

As discussed further in the accompanying financial statements, certain of the above loans, including accrued interest, are due on demand or are in default. If the creditors had called these obligations at the end of 2006, it would have required a cash outlay totaling approximately $747,000.

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

During the year ended December 31, 2006, the Company issued 822,938 shares of its common stock through a private offering in exchange for $4,123,115. In addition, the Company issued 46,516 shares of common stock for consulting services in connection with the Company's private offering. The services were valued at

$232,580; the estimated value of the shares for the services rendered, and was charged against the offering proceeds received.

For the period from January 1, 2007 through April 13, 2007, the Company issued 444,876 shares of its common stock through a private offering in exchange for $2,224,380, and issued 6,111 shares of its common stock for services valued at $30,555. In addition, the Company issued $60,000 of convertible debentures; $50,000 of which was converted into 10,000 shares of common stock. Through April 13, 2007, $180,000 of convertible debentures outstanding at December 31, 2006 have been converted into 36,000 shares of common stock.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Canadian Rockport Homes Int’l, Inc.
Vancouver, British Columbia

We have audited the accompanying consolidated balance sheet of Canadian Rockport Homes Int’l, Inc., (A Development Stage Company) as of December 31, 2006, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Canadian Rockport Homes Int’l, Inc. as of December 31, 2006, and the results of its operations, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses, is currently in default on a significant portion of its debt and has a deficit accumulated during the development stage. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Farber Hass Hurley & McEwen LLP
Camarillo, California
April 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Canadian Rockport Homes International, Inc.
Vancouver, British Columbia

We have audited the accompanying consolidated balance sheets of Canadian Rockport Homes International, Inc., (A Development Stage Company) as of December 31, 2005, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for the years ended December 31, 2005 and 2004 and for the period from the Company’s inception (May 27, 1997) through December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for my opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Canadian Rockport Homes International, Inc. as of December 31, 2005, and the results of its operations, and its cash flows for the years ended December 31, 2005 and 2004, and for the period from Company’s inception (May 27, 1997) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a deficit accumulated during the development stage, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jonathon P. Reuben CPA
Jonathon P. Reuben, CPA
An Accountancy Corporation
Torrance, California
April 7, 2006

CANADIAN ROCKPORT HOMES INT'L, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005

Assets
Cash and cash equivalents	$258,265	$81,390
Prepaid expenses and other assets	19,058	566
Inventory - homes in production, net	295,330	-
Land under development	1,240,183	545,628
Land	400,000	400,000
Plant, equipment and leasehold improvements, net	3,036,928	315,893
Construction in progress	-	1,882,221
Intangible assets subject to amortization - patents	7,778	8,455

Total assets	$5,257,542	$3,234,153

The accompanying notes are an integral part of the financial statements.	F-3

CANADIAN ROCKPORT HOMES INT'L, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005

Liabilities and Stockholders' Equity

Liabilities
Accounts payable and accrued liabilities	$252,864	$268,265
Accrued compensation	982,450	981,014
Loans payable - officer	34,494	149,760
Notes payable - shareholders	712,245	730,766
Convertible debentures payable	205,000	-
Obligations under capital lease	-	5,073
Loans payable - other	15,612	15,612

Total liabilities	2,202,665	2,150,490

Stockholders' Equity
Common Stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding
17,162,649 and 16,293,195 shares as of
December 31, 2006 and 2005	17,162	16,293
Additional paid-in capital	16,918,370	12,467,092
Deficit accumulated during the development stage	(14,053,133)	(11,572,892)
Other comprehensive income	172,478	173,170

Total stockholders' equity	3,054,877	1,083,663

Total liabilities and stockholders' equity	$5,257,542	$3,234,153

The accompanying notes are an integral part of the consolidated financial statements.	F-4

CANADIAN ROCKPORT HOMES INT'L, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

				From Inception
	For the Years Ended			(March 27, 1997)
		December 31,		Through
	2006	2005	2004	December 31, 2006

Revenue	$-	$-	$-	$-

Operating Expenses
Research and development	(433,209)	-	-	(433,209)
General and administrative expenses	(1,565,437)	(1,304,887)	(1,690,003)	(8,357,948)
Compensation and consulting expense
incurred on stock options	(513,211)	(760,284)	(756,189)	(5,043,558)
Gain (loss) on disposition of assets	59	88	1,549	(356,665)
Loss on write-down of inventory	(44,654)	-	-	(44,654)
Loss on impairment of goodwill	-	-	-	(30,000)

Loss from operations	(2,556,452)	(2,065,083)	(2,444,643)	(14,266,034)

Other Income (Expenses)
Gain on restructuring of shareholder debt	91,484	-	-	91,484
Gain on settlement of lawsuit	57,372	-	-	57,372
Gain (loss) on lease extinguishment	-	283,985	-	283,985
Interest income	5,734	541	40	10,555
Interest expense	(78,379)	(83,008)	(11,943)	(230,495)

Total other income (expenses)	76,211	201,518	(11,903)	212,901

Net Loss Before Income Taxes	(2,480,241)	(1,863,565)	(2,456,546)	(14,053,133)

Income Taxes	-	-	-	-

Net Loss	$(2,480,241)	$(1,863,565)	$(2,456,546)	$(14,053,133)

Basic and Diluted Loss Per Share	$(0.15)	$(0.12)	$(0.16)

Weighted Average Common
Shares Outstanding	16,829,471	16,133,121	15,811,470

The accompanying notes are an integral part of the consolidated financial statements.	F-5

CANADIAN ROCKPORT HOMES INT'L, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

				From Inception
	For the Years Ended			(March 27, 1997)
		December 31,		Through
	2006	2005	2004	December 31, 2006

Net loss	$(2,480,241)	$(1,863,565)	$(2,456,546)	$(14,053,133)

Other comprehensive income (loss)
Foreign currency translation adjustment	(692)	167,323	(3,397)	172,478

Net comprehensive loss	$(2,480,933)	$(1,696,242)	$(2,459,943)	$(13,880,655)

The accompanying notes are an integral part of the consolidated financial statements.	F-6

CANADIAN ROCKPORT HOMES INT'L, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM THE COMPANY'S INCEPTION (MARCH 27, 1997) THROUGH DECEMBER 31, 2006

				Deficit	Equity
				Accumulated	Adjustment
			Additional	During the	from Foreign
	Common Stock		Paid-in	Development	Currency
	Shares	Amount	Capital	Stage	Translation	Total

Shares issued on organizing Company	5,816,675	$5,817	(4,817)	$-	-	$1,000
Adjustment to give effect to recapitalization on
February 15, 2001	1,135,186	1,135	(1,135)	-	-	-
Shares issued for cash	5,103,393	5,104	4,292,568	-	-	4,297,672
Cost incurred in offerings	-	-	(383,079)	-	-	(383,079)
Shares issued in cancellation of indebtedness	1,045,250	1,045	73,355	-	-	74,400
Shares returned to treasury and cancelled	(5,791)	(6)	(34,994)	-	-	(35,000)
Shares issued to acquire Twic Housing Corporation	2,100,000	2,100	207,957	-	-	210,057
Shares issued in purchase of 598546 B.C., Ltd	200,000	200	999,800	-	-	1,000,000
Shares issued for other services	283,183	283	73,527	-	-	73,810
Stock options	-	-	3,013,874	-	-	3,013,874
Net loss from the Company's inception
(March 27, 1997) through December 31, 2003	-	-	-	(7,252,781)	9,244	(7,243,537)

Balance - December 31, 2003	15,677,896	15,678	8,237,056	(7,252,781)	9,244	1,009,197

The accompanying notes are an integral part of the consolidated financial statements.	F-7

CANADIAN ROCKPORT HOMES INT'L, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM THE COMPANY'S INCEPTION (MARCH 27, 1997) THROUGH DECEMBER 31, 2006

					Deficit	Equity
					Accumulated	Adjustment
				Additional	During the	from Foreign
		Common Stock		Paid-in	Development	Currency
	Unit Price	Shares	Amount	Capital	Stage	Translation	Total

Shares issued for cash through private placement
offering	$5.00	224,087	224	1,118,975	-		1,119,199
Shares issued for marketing services	$5.00	1,175	1	5,874	-		5,875
Shares issued for services rendered in connection
with the Company's private placement offering	$5.00	10,326	10	51,620	-		51,630
Cost incurred in offerings		-	-	(106,204)	-		(106,204)
Stock options		-	-	756,189	-		756,189
Net loss for the year ended December 31, 2004		-	-	-	(2,456,546)	(3,397)	(2,459,943)

Balance - December 31, 2004		15,913,484	15,913	10,063,510	(9,709,327)	5,847	375,943

Shares issued for cash through private placement
offering	$5.00	339,001	339	1,695,437	-	-	1,695,776
Shares issued for services rendered in connection
with the Company's private placement offering	$5.00	40,710	41	203,509	-	-	203,550
Cost incurred in offerings		-	-	(255,648)	-	-	(255,648)
Stock options		-	-	760,284	-	-	760,284
Net loss for the year ended December 31, 2005		-	-	-	(1,863,565)	167,323	(1,696,242)

Balance - December 31, 2005		16,293,195	$16,293	$12,467,092	$(11,572,892)	$173,170	$1,083,663

Shares issued for cash through private placement
offering	$5.00	822,938	823	4,122,292	-	-	4,123,115
Shares issued for services rendered in connection
with the Company's private placement offering	$5.00	46,516	46	232,534	-	-	232,580
Cost incurred in offerings		-	-	(416,759)	-	-	(416,759)
Stock options		-	-	513,211	-	-	513,211
Net loss for the year ended December 31, 2006		-	-	-	(2,480,241)	(692)	(2,480,933)

Balance - December 31, 2006		17,162,649	$17,162	$16,918,370	$(14,053,133)	$172,478	$3,054,877

The accompanying notes are an integral part of the consolidated financial statements.	F-8

CANADIAN ROCKPORT HOMES INT'L, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				From Inception
				March 27, 1997
	For the Year Ended			Through
		December 31,		December 31,
	2006	2005	2004	2006

Cash Flows from Operating Activities
Net loss	$(2,480,241)	$(1,863,565)	$(2,456,546)	$(14,053,133)
Adjustments to reconcile net loss to net cash
used in operating activities:
Issuance of common stock for services	-	-	5,875	22,375
Issuance of common stock in Company's organization	-	-	-	1,000
Compensation recognized on stock option grants	513,211	760,284	756,189	5,043,558
(Gain) loss on disposition of assets	(59)	(88)	(1,549)	357,053
Gain on settlement of lawsuit	(57,372)			(57,372)
Gain on restructuring of shareholder and officer debt	(91,484)	-	-	(91,484)
(Gain) loss on lease extinguishment	-	(283,985)	-	(283,985)
Loss on impairment of goodwill		-	-	30,000
Depreciation and amortization	127,287	64,555	43,791	368,140
Loss on write-down of inventory	44,654			44,654
Changes in operating assets and liabilities
Prepaid expenses and other assets	(17,658)	1,113	3,508	(17,928)
Inventory	(337,266)	-	-	(337,266)
Land under development	(684,911)	(549,068)	-	(1,233,979)
Accounts payable and accrued liabilities	(48,425)	12,253	91,213	429,320
Accrued compensation	3,845	362,454	618,560	984,859
Accrued interest	54,652	73,739	5,266	188,817

Net cash used in operating activities	(2,973,767)	(1,422,308)	(933,693)	(8,605,371)

Cash Flows from Investing Activities
Net proceeds on sale of timber and truss plant	-	-	-	211,639
Net proceeds on disposition of equipment	2,496	529	-	3,277
Acquisition of equipment	(342,556)	(219,584)	(1,016)	(957,682)
Construction of Chilean plant	(699,087)	(591,816)	(278,301)	(2,091,916)

Net cash used in investing activities	(1,039,147)	(810,871)	(279,317)	(2,834,682)

Cash Flows from Financing Activities
Gross proceeds from private offerings	4,123,115	1,695,776	1,119,199	11,245,762
Costs incurred in stock offerings	(94,776)	(52,098)	(54,574)	(503,622)
Proceeds from issuance of convertible debentures	205,000	-	-	205,000
Proceeds from related party loans	79,893	691,748	42,049	943,500
Proceeds from other loans	-	-	-	144,668
Repayments on related party loans	(186,053)	(56,396)	-	(369,831)
Principal reduction on obligations under capital leases	(5,073)	(3,392)	(2,545)	(12,726)
Purchase of treasury stock	-	-	-	(35,000)

Net cash provided by financing activities	4,122,106	2,275,638	1,104,129	11,617,751

Effect of exchange rates on cash	67,683	7,573	(3,479)	80,567

Net increase (decrease) in cash and cash
equivalents	176,875	50,032	(112,360)	258,265

Beginning balance - cash and cash equivalents	81,390	31,358	143,718	-

Ending balance - cash and cash equivalents	$258,265	$81,390	$31,358	$258,265

The accompanying notes are an integral part of the consolidated financial statements.	F-9

CANADIAN ROCKPORT HOMES INT'L, INC.
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

During 2006, the Company issued 44,916 shares of its common stock for services rendered in connection with its private offerings. The services were valued at $224,580, the estimated value of the shares issued.

Cash Paid For:

				From Inception
	For the Year Ended			(March 27, 1997)
		December 31,		Through
	2006	2005	2004	December 31, 2006

Interest Expense	$23,727	$18,016	$2,597	$46,345

Income Taxes	$-	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.	F-10

CANADIAN ROCKPORT HOMES INT’L, INC.
(formerly Canadian Rockport International, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 –Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred significant operating losses, has not generated any revenues, is currently in default on a significant portion of its debt and has a deficit accumulated during the development stage. The Company has also not yet demonstrated the ability to conduct operations profitably. These matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the Company’s ability to meet its financing requirements and to successfully transition from the development stage to an operational mode. Management’s plans include raising funds through private placements and issuance of convertible debentures (see Note 12). Management believes that these sources of funds and current liquid assets will allow the Company to continue as a going concern. However, no assurances can be made that current or anticipated sources of funds will enable the Company to finance future periods' operations.

The Company has commenced construction of modular homes for the retail market on land that was purchased and improved in 2005 and 2006.

Certain reclassifications have been made to conform the 2005 amounts to 2006 classifications for comparative purposes.

Business Activities and Related Risks

Canadian Rockport Homes Int’l, Inc. (formerly Canadian Rockport International, Inc.) was incorporated in Delaware on January 10, 1996 under the name, Lenz Products, Inc.

The Company is in the development stage as defined in FASB Statement 7 and currently has plans to manufacture and erect low cost concrete modular buildings. The Company has not paid any dividends and any dividends which may be paid in the future will depend on the financial requirements of the Company and other relevant factors.

In February 2001, the Company acquired all of the outstanding shares of Canadian Rockport Homes, Ltd., (“CRH”), a company incorporated in the Province of British Columbia on March 26, 1997. For financial reporting purposes, the acquisition was treated as a reverse acquisition whereby CRH’s operations continue to be reported as if it had actually been the acquirer. Assets and liabilities continue to be reported at the acquiree’s historical cost because before the reverse acquisition, the Company had nominal assets, liabilities and operations. The Company also formed a subsidiary in 2001 in Chile under the name Rockport Homes Chile Limitada (“RHCL”). The Company and CRH were the sole shareholders of this Chilean company. For ease in administration and to reduce costs, the Company in 2003 decided to dissolve RHCL and operate its Chilean operations solely through RT, which currently owns significantly all of the Company’s Chilean assets. The dissolution of RHCL was finalized on January 15, 2005.

In 2002, the Company acquired certain assets of 598546 BC Ltd., which included 100% of the outstanding shares of Canadian Rockport Trading Limitada, a Chilean corporation, formerly Maderas Doradas Canadienses, S.A. (“RT”). At the time of its acquisition, RT had no operations. During 2002, the Company sold all of the assets of RT except for the acquired building and land on which the Company has built its Chilean plant and offices.

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

Substantially all of the Company’s assets are located in Chile.

Principles of Consolidation

The accompanying financial statements include the accounts and transactions of Canadian Rockport Homes Int’l, Inc. and its wholly-owned subsidiaries, Canadian Rockport Homes Ltd., and Canadian Rockport Trading Limitada. Intercompany transactions and balances have been eliminated in consolidation.

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2006. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

The Company maintains all of its cash deposits at three banks, two in Canada and one in Chile. Certain bank accounts which have balances totaling approximately $295,000 at December 31, 2006 are not insured.

Inventory – Homes in Production, Net

Inventories are stated at cost unless the carrying amount of the parcel or subdivision is determined not to be recoverable, in which case the impaired inventories are written down to fair value in accordance with SFAS No. 144.

Land Under Development

Land under development consists of costs to procure land and develop improvements for future sale of homes. Upon commencement of construction of homes, a pro-rata portion representing the land under development costs of the applicable parcel is transferred to inventory – homes in production.

Plant, Equipment and Leasehold Improvements

The costs of the Company’s trucks, furniture and equipment, and leasehold improvements are depreciated over the estimated useful lives of the related assets that range from 3 to 7 years. Depreciation is computed on the straight-line method for both financial and income tax reporting purposes.

Costs incurred in the construction of the Company’s Chilean plant and related molds are capitalized in Construction In-Progress until completion. Additionally, construction costs associated with the building of this plant include the allocated salaries and related benefits of those employees involved in the actual construction. The construction of the plant was completed in October 2006. The plant and molds are being depreciated over a term of 15 years.

Depreciation expense for 2006, 2005 and 2004 was $126,609, $63,880, and $43,120, respectively.

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

Intangible Assets

Patents are being amortized over their respective remaining lives of 18 years. Amortization expense for 2006, 2005 and 2004 was $678, $675, and $671 respectively.

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

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Company records a deferred income tax asset in jurisdictions where it generates a loss. The Company also records a valuation allowance against these deferred tax assets in accordance with SFAS 109, when in management’s judgment it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future.

Net Loss Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS 128, any anti-dilutive effects on net earnings (loss) per share are excluded. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 21,102,142, 19,455,619, and 18,864,330 in 2006, 2005 and 2004, respectively. Such amounts include shares potentially issuable under outstanding options, warrants and convertible debt instruments.

Note 2 – Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. The Company does not believe the impact of adoption of SFAS No. 157 will be significant to the Company’s results of operations or financial position.

On September 13, 2006 the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires a registrant to quantify all misstatements that could be material to financial statement users under both the “rollover” and “iron curtain” approaches. If either approach results in quantifying a misstatement that is material, the registrant must adjust its financial statements. SAB No. 108 is effective for the fiscal years beginning after November 15, 2006. The Company has adopted SAB No. 108 and has determined that it has no significant impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date). The Company plans on adopting this Statement on January 1, 2007, and does not believe that it will have a significant impact on its results of operations or financial position.

Note 3 – Inventory – Homes in Production

Inventory consists of the following at December 31, 2006:

Homes (construction, lot and improvement costs)	$339,984
Less: inventory valuation allowance	(44,654)

Inventory-Homes in Production, net	$295,330

The amounts reflected above are comprised of costs pertaining to six modular homes for sale on which construction commenced in October 2006. At December 31, 2006, construction of these homes had not yet been completed. The Company expects the cost to complete these homes to be approximately $67,000.

The Company evaluates its inventory for recoverability in accordance with SFAS No. 144 on a quarterly basis, and more frequently if impairment indicators exist. During 2006, the Company recognized a non-cash charge of $44,654 for the impairment of inventory. The impairment charge is a result of unrecoverable costs incurred in the production of the Company’s first 6 homes for sale. The Company expects its per-home production costs to diminish as it improves its production processes and achieves economies of scale on future construction efforts. The inventory impairment charges are included as a separate line item in the Company’s consolidated statements of operations.

Note 4 –Plant, Equipment and Leasehold Improvements

A summary as of December 31, 2006 and 2005 is as follows:

	December 31,
	2006	2005

Plant	$2,512,472	$--
Trucks and automobiles	187,514	32,164
Furniture and equipment	724,594	548,996
Leasehold improvements	1,744	1,744
	3,426,324	582,904
Less accumulated depreciation	(389,396)	(267,011)

Plant, equipment and leasehold improvements, net	$3,036,928	$315,893

Note 5 - Accrued Compensation

The Company has entered into employment, consulting, and other related contracts with its management and other personnel. The terms of the contracts are from one to three years. Due to the Company’s cash flow requirements, the parties to these contracts have agreed to defer payment of portions of their compensation under these agreements. Total accrued compensation as of December 31, 2006 under these contracts amounted to $982,450, which will be paid when the Company has sufficient funds available.

Note 6 - Issuances of Common Stock

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

During the year ended December 31, 2006, the Company issued 822,938 shares of its common stock through a private offering in exchange for $4,123,115. In addition, the Company issued 46,516 shares of common stock for services in connection with the Company's private offering. The services were valued at $232,580, the estimated value of the shares for the services rendered, and were charged against the offering proceeds received.

In connection with the above private offerings, in 2006 the Company issued warrants to purchase 835,454 shares of the Company's common stock at a price of $7.00 and 34,000 at a price of $10. The warrants expire two years after the first date the Company’s stock is publicly traded. A summary of all warrants issued is as follows:

	Number of	Number of
	$7 Warrants	$10 Warrants
Year	Issued	Issued

2002 and prior	260,007	--
2003	258,440	--
2004	234,413	--
2005	379,711	--
2006	835,454	34,000

	1,968,025	34,000

Note 7 - Payable to Related Parties

Two shareholders advanced $65,657 to the Company evidenced by two promissory notes that were assessed interest at an annual rate of 10%. In 2006, these notes were restructured into a single promissory note with terms more favorable to the Company, resulting in a gain of $74,941. The restructured note is due on demand and accrues interest at 10% per annum. At the option of the lender, this restructured note is convertible into shares of the Company’s common stock from its current private offering at a rate of $5.00 per share. The balance of this obligation on December 31, 2006 was $78,774.

In December 2005, the above two shareholders advanced $25,000 each to the Company, with interest at an annual rate of 14%. The total balance of these obligations on December 31, 2006, including accrued interest, was $57,153. These loans are due on demand.

The Company's President has advanced funds to the Company. The advances made from January 1, 2005 through September 30, 2006 were assessed interest at a rate of 2% per month. A portion of the accrued interest on this loan was forgiven by the President, resulting in a gain of $16,543. The balance on this obligation on December 31, 2006 was $0.

In October 2006, the Company’s President advanced $44,385 to the Company at interest of 4% per annum. This loan was repaid in full by the Company in November 2006.

In October 2006, the Company’s President advanced an additional $35,508 to the Company at 0% interest. The advance is unsecured and due on demand. The balance of this obligation on December 31, 2006 was $34,494.

In connection with the purchase of the land to be utilized in the Company’s Valle Grande Housing Project, the Company borrowed $515,000 from a shareholder. Interest is assessed at 7% per annum. The principal loan balance of $576,318 includes $61,318 of accrued interest and was scheduled to be repaid over the period from July 2006 to June 2007, in 11 equal monthly payments of principal and interest of $47,681, and a 12th and final payment of $41,767. None of the required payments have been made and, accordingly, the loan is currently in default.

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

Note 8 – Convertible Debentures

In November 2006, the Company issued convertible debentures in exchange for $205,000. The debentures bear interest at 14% per annum, and mature in November 2008. The debentures are secured by a General Security Agreement (“GSA”) which includes all of the assets of Canadian Rockport Int’l Inc. as of May 31, 2006. The assets covered by the Debenture GSA include the Company’s plant in Lampa, Chile, property and equipment, and the Rockport Technology itself.

Subsequent to December 31, 2006, certain debenture holders elected to convert their debentures into shares of the Company’s common stock. Of the $205,000 outstanding at December 31, 2006, debentures totaling $180,000 were converted into 36,000 shares of the Company’s common stock at a rate of $5 per share.

Note 9 – Income Taxes

The Company is in the development stage and has incurred net operating losses; therefore no provisions for income taxes have been established. As of December 31, 2006, the Company's net operating losses totaled approximately $14,053,000, which expire in various years through 2026.

An allowance has been provided that reduced the tax benefits accrued by the Company for these operating losses to zero as it cannot be determined when, or if, the tax benefits derived from these losses will materialize.

Note 10 – Leases and Other Commitments

In 2001, the Company’s RCHL subsidiary entered into an agreement for the lease of real property in Chile. As of December 31, 2004, the Company was in default under the terms of the lease agreement and the balance due on the lease amounted to $283,985. As discussed in Note 1, the dissolution of RCHL was finalized on January 15, 2005. Pursuant to guidance from legal counsel, it is management’s belief that the related liabilities associated with this lease were extinguished in this dissolution and, accordingly, the resulting gain is reflected as other income in the statement of operations.

Effective April 2006, the Company began utilizing office space owned by its President in Vancouver, B.C. on a month-to-month arrangement. In lieu of a stated monthly rent, the Company pays the President’s cost of utilities and certain other property costs. The total paid to the Company’s President for utilities and other property costs in 2006 was $7,450. Further, the Company paid approximately $29,000 to an unrelated party in 2006 for its previous office lease in Vancouver B.C. This lease expired on March 31, 2006. Total rent expense in 2006, 2005 and 2004 amounted to $52,617, $94,770 and $98,081, respectively.

The Company estimates that it will incur approximately $67,000 to complete the six homes in production at December 31, 2006. In connection with the land purchase as discussed in Note 7, the Company is contractually obligated to purchase additional land for the purpose of further development activities. The Company expects to incur approximately $685,000 for the purchase of this adjacent property and related macro-urbanization costs.

Note 11 - Stock Options

In 2004, the Company granted two consultants options to acquire 150,000 shares of its common stock at $5 per share. The options are exercisable eight months after the Company begins trading its shares publicly and must be exercised within two years once vested. Also in 2004, options to acquire 100,000 shares of the Company's common stock were cancelled.

In 2005, no stock options were granted, exercised or cancelled.

In 2006, the Company granted various employees and consultants’ options to acquire 351,000 shares of its common stock at $5 per share. The options are exercisable eight months after the Company begins trading its shares publicly and must be exercised within two years once vested. Also in 2006, options to acquire 600,000 shares of the Company's common stock were cancelled.

The following is a summary of the outstanding options (none exercisable):

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding - December 31, 2003	2,300,000	$2.06

Granted	150,000	$5.00
Forfeited	(100,000)	$(2.00)

Outstanding - December 31, 2004 and 2005	2,350,000	$2.26

Granted	351,000	$5.00
Forfeited/Cancelled	(600,000)	$(2.00)

Outstanding - December 31, 2006 (price range of $2.00 to $5.00)	2,101,000	$2.79

Average fair value for options granted
February 2004
(Exercise price $5.00 per share)	$1.54

Average fair value for options granted
December 2004
(Exercise price $5.00 per share)	$1.57

Average fair value for options granted
April through December 2006
(Exercise price $5.00 per share)	$1.45

The assumptions used in determining the fair value of options granted are as follows:

	2006	2005	2004
Weighted average risk-free interest rate	4.79%	--	3.0%
Weighted average expected life	3.53 years	--	4.24 years
Expected volatility	30%	--	30%
Expected dividends	0	--	0

Note 12 – Subsequent Events (Unaudited)

For the period from January 1, 2007 through April 13, 2007, the Company issued 444,876 shares of its common stock through a private offering in exchange for $2,224,380, and issued 6,111 shares of its common stock for services valued at $30,555. In addition, the Company issued $60,000 of convertible debentures; $50,000 of which was converted into 10,000 shares of common stock. Through April 13, 2007, $180,000 of convertible debentures outstanding at December 31, 2006 have been converted into 36,000 shares of common stock.

During 2007, the Company granted an employee options to acquire 24,000 shares of its common stock at $5 per share. The options are exercisable eight months after the Company begins trading its shares publicly and must be exercised within two years once vested.

Note 13 – Quarterly Results of Operations (Unaudited)

Quarterly Information for Year Ended December 31, 2006:

	Quarter Ended
	March 31,	June 30,	Sept 30,	Dec 31,
Net sales	$-	$-	$--	$--
Gross profit	$-	$-	$-	$-
Net loss	$(615,133)	$(821,665)	$(524,721)	$(518,722)
Loss per basic & diluted share	$(.04)	$(.05)	$(.03)	$(.03)

Note- During the fourth quarter of fiscal 2006, the Company recorded an impairment of its Inventories-Homes in Production amounting to $44,654.

Quarterly Information for Year Ended December 31, 2005:

	Quarter Ended
	March 31,	June 30,	Sept 30,	Dec 31,
Net sales	$-	$-	$--	$--
Gross profit	$-	$-	$-	$-
Net loss	$(239,996)	$(536,913)	$(532,659)	$(553,997)
Loss per basic & diluted share	$(.02)	$(.03)	$(.03)	$(.03)

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

The Company has engaged Farber Hass Hurley & McEwen LLP as the principal accountant to audit the Company's consolidated financial statements effective as of July 18, 2006. The decision to change accountants was recommended and approved by the Board of Directors. There have been no disagreements between Canadian Rockport Homes Int’l, Inc. and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, the end of the period covered by this report, the Company’s Chief Executive Officer and its Chief Financial Officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 and Rule 15d-15(e)), which are designed to ensure that material information the Company must disclose in the Company’s report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis. We have concluded, based on that evaluation, that, as of such date, the disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Although the evaluation did not detect any material weaknesses in the Company’s system of internal accounting controls over financial reporting, management identified significant deficiencies with respect to inadequate reconciliation of certain financial statement accounts and a lack of sufficient review of those accounts and related journal entries. The Company has reviewed its reconciliation and review process and has instituted corrective action in the first quarter of 2007.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2006 and the significant deficiencies described above, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Changes in Internal Controls over Financial Reporting

Beginning with the Company’s first fiscal year ending after December 15, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include management's report on our internal control over financial reporting in our Annual Report on Form 10-K. The internal control report must contain (1) a statement of management's responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, and (3) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. For the year ended December 31, 2008, a statement that our registered independent public accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting will be required.

In order to achieve compliance with Section 404 within the prescribed period, management is planning to commence a Section 404 compliance project to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. At this time, management is assessing the proper parameters of a Section 404 compliance project in light of emerging guidance from the SEC on such parameters.

During the fourth quarter of fiscal year 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers of the Registrant

Canadian Rockport Homes Int’l, Inc. directors and principal executive officers are as follows:

Name	Age	Position

Dr. William R. Malone	66	President/CEO, Chairman of the Board of Directors
Grissel Rojas	27	CFO
Chris Kinch	32	Director
Donel P. Belsby	70	Director

Canadian Rockport Homes Ltd. directors, principal executive officers and key employees are:

Name	Age	Position

Dr. William R. Malone	66	President, CEO, and Director
Kenneth Olsen*	45	Vice President and Director
Donel P. Belsby	70	Director
Ryan Malone	35	Director

*-Mr. Olsen left the Company in February 2007.

Canadian Rockport Trading Limitada directors and principal officers are, as follows:

Name	Age	Position
Dr. William R. Malone	66	President, Secretary, Treasurer and Director

CRH of Nevada, Inc. directors and principal officers are, as follows:

Name	Age	Position
Dr. William R. Malone	66	President, Secretary, Treasurer and Director

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

Ms. Grissel Rojas has been appointed to the position of Chief Financial Officer, effective August 23, 2006. Grissel Rojas has a Bachelor’s degree in Accounting and a Strategic Commercialization and Human Excellence degree from Laurentian University. She is completing her Certified General Accountant designation. Ms. Rojas is from Mexico and is fluently bilingual in Spanish and English. Ms. Rojas translates all of the bilingual accounting.

Mr. Chris Kinch is the Plant Manager of the Company’s Plant in Lampa, Chile and a Director of the Company. He is a Canadian who has lived and worked in Santiago for six years. He is fluently bilingual in English and Spanish. He has worked in residential construction for eleven years including a five year stint in Japan building homes imported from Canada. Prior to joining Rockport, Chris operated his own successful independent construction business, building and renovating private homes in the Santiago area.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers, and persons who own more than ten-percent (10%) of the Company's common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the Company and on written representations from certain reporting persons, the Company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2006 were not filed and are delinquent.

Executive Compensation

										Securities					All
Name and							Other		Restricted	Underlying					Other
Principal							Annual		Stock	Options			LTIP		Comp-
Position	Year		Salary		Bonus		Compensation		Awards	SARS(#)			Payouts		ensation
William Malone, CEO Director	2006 2005 2004	$ $ $	-- -- --	$ $ $	-- -- --	$ $ $	254,814(1)(11) 254,814(1)(7) 254,814(1)(2)	$ $ $	-- -- --	50,000 -- --	(15)	$ $ $	-- -- --	$ $ $	-- -- --
Ryan Malone Director of CRHL	2006 2005 2004	$ $ $	-- 120,484(8) 120,484(3)	$ $ $	-- -- --	$ $ $	122,093(1)(12) -- --	$ $ $	-- -- --	25,000 -- --	(16)	$ $ $	-- -- --	$ $ $	-- -- --
Kenneth Olsen VP Marketing and Director of CRHL	2006 2005 2004	$ $ $	100,000(13) 100,000(9) 100,000(4)	$ $ $	-- -- --	$ $ $	-- -- --	$ $ $	-- -- --	-- -- 100,000	(6)	$ $ $	-- -- --	$ $ $	-- -- --
Chris Kinch, Director	2006 2005 2004	$ $ $	68,688 45,400 22,370	$ $ $	-- -- --	$ $ $	-- -- --	$ $ $	-- 25,000 --	50,000 -- --	(17)	$ $ $	-- -- --	$ $ $	-- -- --
Grissel Rojas CFO	2006 2005 2004	$ $ $	29,138 15,294 --	$ $ $	-- -- --	$ $ $	-- -- --	$ $ $	-- -- --	-- -- --		$ $ $	-- -- --	$ $ $	-- -- --
Lorena Barrios *no longer an officer	2006 2005 2004	$ $ $	17,053 14,700 --	$ $ $	-- -- --	$ $ $	-- -- --	$ $ $	-- -- --	10,000 -- --	(18)	$ $ $	-- -- --	$ $ $	-- -- --
Nelson Riis * no longer an officer	2006 2005 2004	$ $ $	-- -- --	$ $ $	-- -- --	$ $ $	*125,000(1)(14) 204,147(1)(10) 204,147(1)(5)	$ $ $	-- -- --	-- -- --		$ $ $	-- -- --	$ $ $	-- -- --

All amounts reflected above are in United States currency.

1)	Amounts paid to the respective executive's wholly-owned corporation for services rendered by them through the corporation.
2)	Of the $254,814, $90,489 was paid in 2004 and the remaining $164,325 is accrued compensation.
3)	Of the $120,484, $76,855 was paid in 2004 and the remaining $43,629 is accrued compensation
4)	Of the $100,000, $59,964 was paid in 2004 and the remaining $40,036 is accrued compensation.
5)	Of the $204,147, 68,392 was paid in 2004 and the remaining 135,755 is accrued compensation.
6)	Options to acquire 100,000 shares of common stock at $5.00 per share exercisable eight months after the Company’s common stock begins public trading.
7)	Of the $254,814, $113,500 was paid in 2005 and the remaining $141,314 is accrued compensation.
8)	Of the $120,484, $93,491 was paid in 2005 and the remaining $26,993 is accrued compensation.
9)	Of the $100,000, $74,117 was paid in 2005 and the remaining $25,883 is accrued compensation.
10)	Of the 204,147, $100,328 was paid 2005 and the remaining $103,819 is accrued compensation.
11)	Of the 254,814, $177,250.00 was paid in 2006 and the remaining $77,564.00 is accrued compensation
12)	Of the 122,093, $103,491 was paid in 2006 and the remaining $18,602 is accrued compensation.
13)	Of the $100,000, $86,329 was paid in 2006 and the remaining $13,671 is accrued compensation.
14)	Of the $125,000, 124,698 was paid in 2006 and the remaining $302 is accrued compensation.
15)	Options to acquire 50,000 shares of common stock at $5.00 per share exercisable eight months after the Company’s common stock begins public trading.
16)	Options to acquire 25,000 shares of common stock at $5.00 per share exercisable eight months after the Company’s common stock begins public trading.
17)	Options to acquire 50,000 shares of common stock at $5.00 per share exercisable eight months after the Company’s common stock begins public trading.
18)	Options to acquire 10,000 shares of common stock at $5.00 per share exercisable eight months after the Company’s common stock begins public trading.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the beneficial ownership of our common stock as of December 31, 2006, by each person or entity known to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of the directors and named executive officers of CRH Int’l, each of the directors and executive officers of CRT, and our subsidiary CRH's directors and named executive officers and all directors and executive officers of our company as a group.

Security Ownership of Certain Beneficial Owners

	Name and Address	Amount and Nature	Percentage
Title of Class	of Beneficial Owner	of Beneficial Ownership	of Class (a)
Common Stock	TWiC Housing Corp. #309-7600 Moffat, B.C. Canada V6Y 3Y1	2,100,000	11
Common Stock	Ryan Malone 201-2182 W. 2nd Avenue Vancouver, B.C. Canada V6K 1H6	866,371 325,000 options	6
Common Stock	William Malone 2317 Wall St. Vancouver, BC V5L 1B8	433,186 350,000 options	4
Common Stock	Malone Int'l Group Services 2317 Wall St. Vancouver, BC V5L 1B8	437,810	2
Common Stock	Donel Belsby (b) 2902 Belsby Road Cheney, WA 99004 U.S.A.	819,250	5
Common Stock	Nelson Riis (c) 18 Kippewa Dr. Ottawa, Ontario K1S 3G4	1,252,804 300,000 options	8
Common Stock	Bernard Smith Site 626 Comp 13 RR1 Lac Labiche, Alberta Canada, TOE 2C1	1,702,629	9

Notes:

(a)	Percentage of Class assumes all 2,101,000 stock options have been exercised.
(b)	Mr. Belsby's immediate family member Arne Belsby owns an additional 59,875 shares
(c)	Mr. Riis’s wife also owns 100,000 shares

Security Ownership by Management of the Company, CRH and CRT.

	Name and Address	Amount and Nature	Percentage
Title of Class	of Beneficial Owner	of Beneficial Ownership	of Class (a)
Common Stock	William Malone © 2317 Wall St. Vancouver, BC V5L 1B8	870,996 350,000 options	6
Common Stock	Ryan Malone 201-2182 West 2nd Avenue Vancouver, B.C. Canada, V6K 1H6	866,371 325,000 options	6
Common Stock	Bernard Smith Site 626, Comp 13 RR1 Lac Labiche, Alberta Canada, TOE 2C1	1,702,629	9
Common Stock	Donel P. Belsby (b) 2902 Belsby Road Cheney, Washington 99004	819,250	5
Common Stock	Chris Kinch Malaquias Concha 2006 Independencia, Santiago Chile	5,000 50,000 options	*
Common Stock	Directors and Officers (As A Group)	4,264,246 725,000 options	26

Notes:
*- less than 1%.

(a)	Percentage of Class assumes all 2,101,000 stock options have been exercised.
(b)	Mr. Belsby's immediate family member, Arne Belsby, owns an additional 59,875 shares.
(c)	Mr. Malone’s wholly-owned corporation, Malone Int'l Group Services, owns 437,810 of these shares

Certain Relationships and Related Transactions

a.

On February 5, 2001, the Company acquired all of the intellectual properties owned by TWiC Housing Corporation relating to the TWiC system for the construction of houses. Included in the assets acquired were the patents pertaining to the TWiC System. In exchange for the assets acquired, the Company issued 2,000,000 shares of its common stock. Under the terms of the purchase agreement, the shares issued have restricted covenants as to when the shares are free to sell or transfer. TWiC is wholly owned by Harry Gordon, a shareholder and former director of the Company. The Company valued the assets purchased at their estimated historical cost of $10,057. The Company is amortizing the purchase price over 18 years, the remaining life of the related patent.

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

b.

On January 10, 2001, the Company entered into an agreement with TWiC for the manufacturing of 32 molds and the supply of the services required to construct the Company's Chilean plant. For these molds and services, the Company agreed to pay $1,600,000 consisting of $1,400,000 cash, and 100,000 shares of common stock valued at $2.00 per share. During 2001, the Company paid $285,000 and issued the 100,000 shares of its common stock. On June 9, 2004, this agreement was concluded and the Company and TWiC each released each other from any further obligations that they had under it.

c.

Two shareholders advanced $65,657 to the Company evidenced by two promissory notes that were assessed interest at an annual rate of 10%. These notes were restructured into a single promissory note with terms more favorable to the Company, resulting in a gain of $74,941. The restructured note is due on demand and accrues interest at 10% per annum. At the option of the lender, this restructured note is convertible into shares of the Company’s common stock from its current private offering at a rate of $5.00 per share. The balance of this obligation on December 31, 2006 was $78,774.

In December 2005, the above two shareholders advanced a total of $50,000 to the Company, with interest at an annual rate of 14%. The balance of this obligation on December 31, 2006, including accrued interest, was $57,153. These loans are due on demand.

d.

The Company's President has advanced funds to the Company. The advances made from January 1, 2005 through September 30, 2006 were assessed interest at a rate of 2% per month. A portion of the accrued interest on this loan was forgiven by the President, resulting in a gain of $16,543. The balance on this obligation on December 31, 2006 was $0.

In October 2006, the Company’s President advanced $44,385 to the Company at interest of 4% per annum. This loan was repaid in full by the Company in November 2006.

In October 2006, the Company’s President advanced an additional $35,508 to the Company at 0% interest. The advance is unsecured and due on demand. The balance of this obligation on December 31, 2006 was $34,494.

e.

In connection with the purchase of the land to be utilized in the Company’s Valle Grande Housing Project, the Company borrowed $515,000 from a shareholder. Interest is assessed at 7% per annum. The principal loan balance of $576,318 includes $61,318 of accrued interest and is scheduled to be repaid over the period from July 2006 to June 2007, in 11 equal monthly payments of principal and interest of $47,681, and a 12th and final payment of $41,767. None of the required payments have been made and, accordingly, the loan is currently in default.

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

Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and for services provided by the accountant in connection with statutory and regulatory filings or engagements for the last two fiscal years were: $34,694 for fiscal year 2006 and $39,689 for fiscal year 2005.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements are $0 for fiscal years 2005 and 2006.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal years 2006 and 2005.

All Other Fees

No other services were provided, nor aggregate fees billed, other then such services or fees which have been previously disclosed herein.

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, has approved the principal accountant's performance of services for the audit of the registrant's annual financial statements; and review of financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending December 31, 2006. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

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

Canadian Rockport Homes Int’l, Inc.
Registrant

Date: April 13, 2007	By: /s/ William R. Malone
William R. Malone, President/CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 13, 2007	By: /s/ Donel Belsby
Donel Belsby, Secretary and Treasurer