Form 10-Q
period 2007-03-31
Canadian Rockport Homes Int'l, Inc.
filed 2007-05-21
CIK 1136263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
[   ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity. As of May 15, 2007 there were
17,738,041 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CANADIAN ROCKPORT HOMES INT'L, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Cash and cash equivalents	$1,155,107	$258,265
Prepaid expenses and other assets	22,420	19,058
Inventory - homes in production, net	302,158	295,330
Land under development	1,311,704	1,240,183
Land	400,000	400,000
Plant, equipment and leasehold improvements, net	3,225,410	3,036,928
Intangible assets subject to amortization - patents	7,612	7,778

Total assets	$6,424,411	$5,257,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANADIAN ROCKPORT HOMES INT'L, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
Liabilities and Stockholders' Equity

Liabilities
Accounts payable and accrued liabilities	$220,263	$252,864
Accrued compensation	969,894	982,450
Loans payable - officer	-	34,494
Notes payable - shareholders	726,839	712,245
Convertible debentures payable	216,285	205,000
Loans payable - other	15,612	15,612

Total liabilities	2,148,893	2,202,665

Stockholders' Equity
Common Stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding
17,579,378 and 17,162,649 shares as of
March 31, 2007 and December 31, 2006	17,579	17,162
Additional paid-in capital	18,970,026	16,918,370
Deficit accumulated during the development stage	(14,880,476)	(14,053,133)
Other comprehensive income	168,389	172,478

Total stockholders' equity	4,275,518	3,054,877

Total liabilities and stockholders' equity	$6,424,411	$5,257,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANADIAN ROCKPORT HOMES INT'L, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Three		From Inception
		Months Ended		(March 27, 1997)
		March 31,		Through
		2007	2006	March 31, 2007
		(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$		$-	$-

Operating Expenses
Research and development		-	-	(433,209)
General and administrative expenses		(504,968)	(403,377)	(8,862,916)
Compensation and consulting expense
incurred on stock options		(56,004)	(190,071)	(5,099,562)
Gain (loss) on disposition of assets		-	56	(356,665)
Loss on write-down of inventory		(251,703)	-	(296,357)
Loss on impairment of goodwill		-	-	(30,000)

Loss from operations		(812,675)	(593,392)	(15,078,709)

Other Income (Expenses)
Gain on restructuring of shareholder debt		-	-	91,484
Gain on settlement of lawsuit		-	-	57,372
Gain (loss) on lease extinguishment		-	-	283,985
Interest income		2,388	471	12,943
Interest expense		(17,056)	(22,212)	(247,551)

Total other income (expenses)		(14,668)	(21,741)	198,233

Net Loss Before Income Taxes		(827,343)	(615,133)	(14,880,476)

Income Taxes		-	-	-

Net Loss		$(827,343)	$(615,133)	$(14,880,476)

Basic and Diluted Loss Per Share		$(0.05)	$(0.04)

Weighted Average Common
Shares Outstanding		17,342,571	16,473,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANADIAN ROCKPORT HOMES INT'L, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three		From Inception
	Months Ended		(March 27, 1997)
	March 31,		Through
	2007	2006	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(827,343)	$(615,133)	$(14,880,476)
Adjustments to reconcile net loss to net cash
used in operating activities:
Issuance of common stock for services	-	-	22,375
Issuance of common stock in Company's organization	-	-	1,000
Compensation recognized on stock option grants	56,004	190,071	5,099,562
(Gain) loss on disposition of assets	-	(56)	357,053
Gain on settlement of lawsuit	-	-	(57,372)
Gain on restructuring of shareholder and officer debt	-	-	(91,484)
(Gain) loss on lease extinguishment	-	-	(283,985)
Loss on impairment of goodwill	-	-	30,000
Depreciation and amortization	68,877	13,174	437,017
Loss on write-down of inventory	251,645	-	296,299
Changes in operating assets and liabilities
Prepaid expenses and other assets	(3,246)	(3,344)	(21,174)
Inventory	(256,061)	-	(593,327)
Land under development	(66,265)	-	(1,300,244)
Accounts payable and accrued liabilities	16,933	(29,883)	446,253
Accrued compensation	(13,056)	65,685	971,803
Accrued interest	15,142	14,039	203,959

Net cash used in operating activities	(757,370)	(365,447)	(9,362,741)

Cash Flows from Investing Activities
Net proceeds on sale of timber and truss plant	-	-	211,639
Net proceeds on disposition of equipment	-	2,496	3,277
Acquisition of equipment and other property	(208,407)	(93,566)	(1,166,089)
Construction of Chilean plant and related improvements	(39,822)	(163,634)	(2,131,738)

Net cash used in investing activities	(248,229)	(254,704)	(3,082,911)

Cash Flows from Financing Activities
Gross proceeds from private offerings	2,005,092	1,693,753	13,250,854
Costs incurred in stock offerings	(108,300)	(6,035)	(611,922)
Proceeds from issuance of convertible debentures	60,000	-	265,000
Proceeds from related party loans	-	-	943,500
Proceeds from other loans	-	-	144,668
Repayments on related party loans	(33,358)	(32,361)	(403,189)
Principal reduction on obligations under capital leases	-	(847)	(12,726)
Purchase of treasury stock	-	-	(35,000)

Net cash provided by financing activities	1,923,434	1,654,510	13,541,185

Effect of exchange rates on cash	(20,993)	(41,242)	59,574

Net increase in cash and cash equivalents	896,842	993,117	1,155,107

Beginning balance - cash and cash equivalents	258,265	81,390	-

Ending balance - cash and cash equivalents	$1,155,107	$1,074,507	$1,155,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANADIAN ROCKPORT HOMES INT'L, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Information:

Non-Cash Investing and Financing Activities:

During the first quarter of 2006, the Company issued 26,570 shares of its common stock for services rendered in connection with its private offerings. The services were valued at $132,850, the estimated value of the shares issued.

During the first quarter of 2007, the Company issued 5,711 shares of its common stock for services rendered in connection with its private offerings. The services were valued at $28,555, the estimated value of the shares issued.

During the first quarter of 2007, convertible debentures totaling $50,000 were converted into 10,000 shares of the Company's common stock at a conversion rate of $5 per share.

Cash Paid For:

	For the Three		From Inception
	Months Ended		(March 27, 1997)
	March 31,		Through
	2007	2006	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Interest	$1,914	$8,324	$48,259

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANADIAN ROCKPORT HOMES INT’L, INC.
(formerly Canadian Rockport International, Inc.)
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

Note 1 – Nature of Business and Changes in Significant Accounting Policies

Nature of Business

Canadian Rockport Homes Int’l, Inc. is a development stage enterprise as defined by FASB Statement 7. The Company plans to manufacture and construct low cost concrete modular housing for the retail market in developing nations and third-world countries, and is currently undergoing the construction of modular homes to be held for sale. The Company's business is based upon its exclusive ownership of the TWiC technology which has been developed in Canada over the past thirty years by TWiC Housing Corp.

Canadian Rockport Homes Int’l, Inc was incorporated in Delaware on January 10, 1996 under the name, Lenz Products, Inc. The Company changed its name to Canadian Rockport Homes International, Inc. in early 2001.

The Company has commenced construction of thirteen modular homes for the retail market on land that was purchased and improved in 2005 and 2006. Substantially all of the Company’s assets are located in Chile.

Basis of Presentation

The accompanying un-audited condensed consolidated financial statements include the accounts and transactions of Canadian Rockport Homes Int’l, Inc. and its wholly owned subsidiaries, Canadian Rockport Homes Ltd., and Canadian Rockport Trading Limitada. The un-audited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. All material intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. For further information, refer to the financial statements and notes included in Canadian Rockport Homes International, Inc.’s Form 10-K for the year ended December 31, 2006.

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

Realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the Company’s ability to meet its financing requirements and to successfully transition from the development stage to an operational mode. Management’s plans include raising funds through private placements and issuance of convertible debentures. Management believes that these sources of funds and current liquid assets will allow the Company to continue as a going concern. However, no assurances can be made that current or anticipated sources of funds will enable the Company to finance future periods' operations.

Recent Pronouncements and Accounting Changes

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is assessing the impact of SFAS No. 159 and has not determined whether it will have a material impact on its results of operations or financial position.

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

Cash Concentration Risk

The Company maintains all of its cash deposits at three banks, two in Canada and one in Chile. Certain bank accounts which have balances totaling approximately $703,000 at March 31, 2007 are not insured.

Note 3 – Inventory – Homes in Production

Inventory consists of the following at March 31, 2007:

Homes (construction, lot and improvement costs)	$599,006
Less: inventory valuation allowance	(296,848)

Inventory-Homes in Production, net	$302,158

The amounts reflected above are comprised of costs pertaining to thirteen modular homes for sale on which construction commenced in October 2006. At March 31, 2007, construction of these homes had not yet been completed. The Company expects the cost to complete these homes to be approximately $201,000.

The Company evaluates its inventory for recoverability in accordance with SFAS No. 144 on a quarterly basis, and more frequently if impairment indicators exist. During the first quarter of 2007, the Company recognized a non-cash charge of $251,703 for the impairment of inventory. The impairment charge is a result of unrecoverable costs incurred in the production of the Company’s first 6 homes for sale. The Company expects its per-home production costs to diminish as it improves its production processes and achieves economies of scale on future construction efforts. The inventory impairment charges are included as a separate line item in the Company’s consolidated statements of operations.

Note 4 –Plant, Equipment and Leasehold Improvements

A summary as of March 31, 2007 and December 31, 2006 is as follows:

	March 31,	December 31,
	2007	2006

Plant	$2,560,044	$2,512,472
Trucks and automobiles	186,368	187,514
Furniture and equipment	933,997	724,594
Leasehold improvements	1,760	1,744
	3,682,169	3,426,324
Less accumulated depreciation	(456,759)	(389,396)

Plant, equipment and leasehold improvements, net	$3,225,410	$3,036,928

Note 5 - Accrued Compensation

The Company has entered into employment, consulting, and other related contracts with its management and other personnel. The terms of the contracts are from one to three years. Due to the Company’s cash flow requirements, the parties to these contracts have agreed to defer payment of portions of their compensation under these agreements. Total accrued compensation as of March 31, 2007 under these contracts amounted to $969,894, which will be paid when the Company has sufficient funds available.

Note 6 - Equity

Issuances of Common Stock

During the three months ended March 31, 2007, the Company issued 401,018 shares of its common stock through a private offering in exchange for $2,005,092. In addition, the Company issued 5,711 shares of common stock for services in connection with the Company's private offering. The services were valued at $28,555, the estimated value of the shares for the services rendered, and were charged against the offering proceeds received.

During the first quarter of 2007, convertible debentures totaling $50,000 were converted into 10,000 shares of the Company's common stock at a conversion rate of $5 per share.

In connection with the above private offerings, during the three months ended March 31, 2007, the Company issued warrants to purchase 406,729 shares of the Company's common stock at a price of $10. The warrants expire two years after the first date the Company’s stock is publicly traded. At March 31, 2007, there were warrants outstanding to purchase 440,729 of the Company’s common stock at $10 per share and 1,968,025 warrants outstanding to purchase 2,408,754 of the Company’s common stock at $7 per share.

Stock Options

During the three months ended March 31, 2007, the Company granted an employee options to acquire 50,000 shares of its common stock at $5 per share. The options are exercisable eight months after the Company begins trading its shares publicly and must be exercised within two years once vested. The Company used the Black Scholes model to value the total cost of these options at approximately $74,000. The total option expense amortized in the three months ended March 31, 2007 amounted to approximately $56,000. Also, in the same three months period, options to acquire 10,000 shares of the Company's common stock were cancelled.

Note 7 - Payable to Related Parties

Two shareholders advanced $65,657 to the Company evidenced by two promissory notes that were assessed interest at an annual rate of 10%. In 2006, these notes were restructured into a single promissory note with terms more favorable to the Company, resulting in a gain of $74,941. The restructured note is due on demand and accrues interest at 10% per annum. At the option of the lender, this restructured note is convertible into shares of the Company’s common stock from its current private offering at a rate of $5.00 per share. The balance of this obligation on March 31, 2007 was $81,267.

In December 2005, the above two shareholders advanced $25,000 each to the Company, with interest at an annual rate of 14%. The total balance of these obligations on March 31, 2007, including accrued interest, was $59,126. These loans are due on demand.

During the three months ended March 31, 2007, the Company fully repaid its President $33,358 on advances made previously to the Company at 0% interest.

In connection with the purchase of the land to be utilized in the Company’s Valle Grande Housing Project, the Company borrowed $515,000 from a shareholder. Interest is assessed at 7% per annum. The principal loan balance of $586,446 includes $71,446 of accrued interest and was scheduled to be repaid over the period from July 2006 to June 2007, in 11 equal monthly payments of principal and interest of $47,681, and a 12th and final payment of $41,767. None of the required payments have been made and, accordingly, the loan is currently in default.

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

During the first quarter of 2007, the Company issued convertible debentures in exchange for $60,000. During this same period, convertible debentures totaling $50,000 were converted into 10,000 shares of the Company's common stock at a conversion rate of $5 per share. Convertible debentures outstanding at March 31, 2007, including accrued interest, totaled $216,285.

Subsequent to March 31, 2007, certain debenture holders elected to convert their debentures into shares of the Company’s common stock. Of the $216,285 outstanding at March 31, 2007, debentures totaling $180,000 were converted into 36,000 shares of the Company’s common stock at a rate of $5 per share.

Note 9 – Subsequent Events

For the period from April 1, 2007 through May 15, 2007, the Company issued 138,063 shares of its common stock through a private offering in exchange for $690,315, and issued 20,600 shares of its common stock for services valued at $103,000. Through May 15, 2007, a total of $180,000 of convertible debentures that were outstanding at March 31, 2007 have been converted into 36,000 shares of common stock.

In May 2007, the Company granted an employee options to acquire 24,000 shares of its common stock at $5 per share. The options are exercisable eight months after the Company begins trading its shares publicly and must be exercised within two years once vested.

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

Results of Operations for the Three Months Ended March 31, 2007 and 2006

The Company has generated no revenues since its inception. During the last quarter of 2006, we substantially completed the construction of the plant in Lampa, Chile and began production activities. We have produced and installed 4 modular display homes (one of which is a duplex) on our site at Valle Grande. We also commenced construction of a first phase of 6 modular homes in October 2006 and a second phase of 7 modular homes in March 2007.

General and administration costs were $504,968 and $403,377, respectively, for the three months ended March 31, 2007 and 2006.

The major general and administrative expenses incurred in the three months ended March 31, 2007 consisted of salaries and related expenses totaling $333,890, depreciation and amortization of $68,877 professional fees of $46,871, security and alarm expenses of $15,448, office expense of $10,959, travel and related expenses of $9,573, rent of $8,003, telephone of $6,087, and auto expenses of $5,026. We also incurred $9,946 in expenses for taxes and licenses during the current quarter, which was offset by a $34,076 refund we received for Canadian taxes on goods and services.

The major general and administrative expenses incurred in the three months ended March 31, 2006 consisted of salaries and related expenses totaling $228,654, professional fees of $41,261, rent of $36,880, taxes and licenses of $18,530, depreciation and amortization of $13,174, travel and related expenses of $10,837, telephone of $8,902, office expense of $6,571, auto expenses of $5,118 and filing fees of $4,344.

The total general and administrative expenses for the three months ended March 31, 2007 were approximately $102,000 higher than those incurred during the three months ended March 31, 2006. This increase in our general and administrative expenses is primarily due to the expensing of salaries and related costs for certain management employees that were previously capitalized as costs of the plant construction. The increase is also a result of additional depreciation expense on equipment and additional employees hired in the Chilean plant. Increases in payroll and related expenses in Chile are expected to continue in the future as the Company exits the development stage and produces revenue from the sale of modular homes.

We incurred compensation expense related to the issuance of employee stock options totaling $56,004 during the three months ended March 31, 2007. This is in comparison to the $190,071 of such compensation we recognized during the three months ended March 31, 2006. The decrease in our stock option compensation is a result of the ending of the expense recognition period for options that we issued to certain members of management in 2003.

During the first quarter of 2007, the Company recognized a non-cash charge of $251,703 for the impairment of inventory. The impairment charge is a result of unrecoverable costs incurred in the production of the Company’s first 6 homes for sale. The Company expects its per-home production costs to diminish as it improves its production processes and achieves economies of scale on future construction efforts.

Liquidity and Capital Resources

Cash and cash equivalents as of March 31, 2007 and 2006 were $1,155,107 and $1,074,507, respectively.

During the first quarter of 2007, the Company received a total of $2,005,092 through the sale of 401,018 shares of the Company’s common stock and $60,000 from the issuance of convertible debentures. During the same period, the Company paid $757,370 in its operations, purchased equipment for its Chilean plant of $208,407, paid $39,822 towards the construction of its Chilean plant, paid $108,300 in costs associated with its private offerings, and made loan repayments to its President of $33,358.

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

As indicated, the Company at March 31, 2007 does not have sufficient capital to finance the costs of its continuing operations. The Company will continue to find funding through the sale of its common stock or through borrowings; although there is no assurance that sufficient funds will be raised to finance its operations. Management expects to generate funds from the sale of modular housing units beginning in 2007, although the initial sales are not expected to generate substantial cash flow.

Subsequent to March 31, 2007 and through May 15, 2007, the Company has raised approximately $690,315 from the sale of 138,063 shares of common stock, and has issued 20,600 shares of its common stock for services valued at $103,000. Through May 15, 2007, a total of $180,000 of convertible debentures that were outstanding at March 31, 2007 have been converted into 36,000 shares of common stock.

At March 31, 2007, the Company estimates it will incur approximately $53,000 to complete its first phase of six homes in production, and approximately $148,000 to complete its second phase of seven homes. The Company has a commitment to purchase the adjoining 2.3 hectare parcel of land adjacent to its current property in Chile for approximately $685,000, including macro-urbanization costs. This portion of the transaction is anticipated to occur in 2007.

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

Item 4. Controls and Procedures

As of March 31, 2007, the end of the period covered by this report, the Company’s Chief Executive Officer and its Chief Financial Officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 and Rule 15d-15(e)), which are designed to ensure that material information the Company must disclose in the Company’s report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis. We have concluded, based on that evaluation, that, as of such date, the disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Although the evaluation did not detect any material weaknesses in the Company’s system of internal accounting controls over financial reporting, management identified significant deficiencies with respect to inadequate reconciliation of certain financial statement accounts and a lack of sufficient review of those accounts and related journal entries. The Company has reviewed its reconciliation and review process and has instituted corrective action in the first quarter of 2007.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of March 31, 2007 and the significant deficiencies described above, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

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

During the first quarter of fiscal year 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Changes in Securities and Use of Proceeds

During the three months ended March 31, 2007, the Company issued 401,018 shares of its common stock through a private offering in exchange for $2,005,092. In addition, the Company issued 5,711 shares of common stock for services in connection with the Company's private offering. The services were valued at $28,555, the estimated value of the shares for the services rendered, and were charged against the offering proceeds received.

During the first quarter of 2007, convertible debentures totaling $50,000 were converted into 10,000 shares of the Company's common stock at a conversion rate of $5 per share.

For the period from April 1, 2007 through May 15, 2007, the Company issued 138,063 shares of its common stock through a private offering in exchange for $690,315, and issued 20,600 shares of its common stock for services valued at $103,000. Through May 15, 2007, a total of $180,000 of convertible debentures that were outstanding at March 31, 2007 have been converted into 36,000 shares of common stock.

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

Canadian Rockport Homes Int’l, Inc.
Registrant

Date: May 18, 2007	By:	/s/ William R. Malone, CEO
William R. Malone, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 18, 2007	By:	/s/ William R. Malone, President
William R. Malone, President and Director

Date: May 18, 2007	By:	/s/ Donel Belsby, Secretary/Treasurer
Donel Belsby, Secretary/Treasurer and Director

Date: May 18, 2007	By:	/s/ Chris Kinch, Director
Chris Kinch, Director