Form 10-Q
period 2007-06-30
Canadian Rockport Homes Int'l, Inc.
filed 2007-08-20
CIK 1136263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
[   ] Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity. As of August 17, 2007 there were
17,910,883 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CANADIAN ROCKPORT HOMES INT'L, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Cash and cash equivalents	$485,637	$258,265
Prepaid expenses and other assets	84,309	19,058
Inventory - homes in production, net	625,359	295,330
Land under development	1,508,592	1,240,183
Land	400,000	400,000
Plant, equipment and leasehold improvements, net	3,649,237	3,036,928
Intangible assets subject to amortization - patents	7,473	7,778

Total assets	$6,760,607	$5,257,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANADIAN ROCKPORT HOMES INT'L, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
Liabilities and Stockholders' Equity

Liabilities
Accounts payable and accrued liabilities	$241,224	$252,864
Accrued compensation	995,848	982,450
Deposits from customers	52,045	-
Loans payable - officer	136,000	34,494
Notes payable - shareholders	748,371	712,245
Convertible debentures	37,507	205,000
Loans payable - other	-	15,612

Total liabilities	2,210,995	2,202,665

Stockholders' Equity
Common Stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding
17,839,733 and 17,162,649 shares as of
June 30, 2007 and December 31, 2006, respectively	17,840	17,162
Additional paid-in capital	20,118,770	16,918,370
Deficit accumulated during the development stage	(15,845,640)	(14,053,133)
Other comprehensive income	258,642	172,478

Total stockholders' equity	4,549,612	3,054,877

Total liabilities and stockholders' equity	$6,760,607	$5,257,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANADIAN ROCKPORT HOMES INT'L, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three		For the Six		From Inception
	Months Ended		Months Ended		(March 27, 1997)
	June 30,		June 30,		Through
	2007	2006	2007	2006	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$-

Operating Expenses
Research and development	-	(266,091)	-	(266,091)	(433,209)
General and administrative expenses	(650,881)	(397,200)	(1,155,849)	(800,580)	(9,513,797)
Compensation and consulting expense
incurred on stock options	(54,018)	(216,397)	(110,022)	(406,468)	(5,153,580)
Gain (loss) on disposition of assets	-	-	-	59	(356,665)
Loss on write-down of inventory	(262,695)	-	(514,398)	-	(559,052)
Loss on impairment of goodwill	-	-	-	-	(30,000)

Loss from operations	(967,594)	(879,688)	(1,780,269)	(1,473,080)	(16,046,303)

Other Income (Expenses)
Gain on forgiveness of debt	15,612	-	15,612	-	15,612
Gain on restructuring of shareholder debt	-	74,496	-	74,496	91,484
Gain on settlement of lawsuit	-	-	-	-	57,372
Gain (loss) on lease extinguishment	-	-	-	-	283,985
Interest income	2,279	2,411	4,667	2,882	15,222
Interest expense	(15,461)	(18,884)	(32,517)	(41,096)	(263,012)

Total other income (expenses)	2,430	58,023	(12,238)	36,282	200,663

Net Loss Before Income Taxes	(965,164)	(821,665)	(1,792,507)	(1,436,798)	(15,845,640)

Income Taxes	-	-	-	-	-

Net Loss	$(965,164)	$(821,665)	$(1,792,507)	$(1,436,798)	$(15,845,640)

Basic and Diluted Loss Per Share	$(0.05)	$(0.05)	$(0.10)	$(0.09)

Weighted Average Common
Shares Outstanding	17,764,051	16,790,955	17,551,766	16,633,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANADIAN ROCKPORT HOMES INT'L, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six		From Inception
	Months Ended		(March 27, 1997)
	June 30,		Through
	2007	2006	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(1,792,507)	$(1,436,798)	$(15,845,640)
Adjustments to reconcile net loss to net cash
used in operating activities:
Issuance of common stock for services	-	-	22,375
Issuance of common stock in Company's organization	-	-	1,000
Compensation recognized on stock option grants	110,022	406,468	5,153,580
(Gain) loss on disposition of assets	-	(59)	357,053
Gain on settlement of lawsuit	-	-	(57,372)
Gain on forgiveness of debt	(15,612)	-	(15,612)
Gain on restructuring of shareholder and officer debt	-	(74,496)	(91,484)
(Gain) loss on lease extinguishment	-	-	(283,985)
Loss on impairment of goodwill	-	-	30,000
Depreciation and amortization	154,983	29,465	523,123
Loss on write-down of inventory	514,398	-	559,052
Changes in operating assets and liabilities
Prepaid expenses and other assets	(65,251)	(5,910)	(83,179)
Inventory	(840,406)	-	(1,177,672)
Land under development	(244,036)	(632,269)	(1,478,015)
Accounts payable and accrued liabilities	(11,851)	(45,152)	417,469
Accrued compensation	7,260	101,905	992,119
Accrued interest	30,540	27,487	219,357
Deposits from customers	52,045	-	52,045

Net cash used in operating activities	(2,100,415)	(1,629,359)	(10,705,786)

Cash Flows from Investing Activities
Net proceeds on sale of timber and truss plant	-	-	211,639
Net proceeds on disposition of equipment	-	2,496	3,277
Acquisition of equipment and other property	(589,154)	(131,170)	(1,546,836)
Construction of Chilean plant and related improvements	(87,774)	(373,541)	(2,179,690)

Net cash used in investing activities	(676,928)	(502,215)	(3,511,610)

Cash Flows from Financing Activities
Gross proceeds from private offerings	2,968,696	2,774,608	14,214,458
Costs incurred in stock offerings	(115,552)	(14,308)	(619,174)
Proceeds from issuance of convertible debentures	60,000	-	265,000
Proceeds from related party loans	136,000	-	1,079,500
Proceeds from other loans	-	-	144,668
Repayments on related party loans	(33,358)	(137,641)	(403,189)
Principal reduction on obligations under capital leases	-	(5,270)	(12,726)
Purchase of treasury stock	-	-	(35,000)

Net cash provided by financing activities	3,015,786	2,617,389	14,633,537

Effect of exchange rates on cash	(11,071)	20,275	69,496

Net increase in cash and cash equivalents	227,372	506,090	485,637

Beginning balance - cash and cash equivalents	258,265	81,390	-

Ending balance - cash and cash equivalents	$485,637	$587,480	$485,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANADIAN ROCKPORT HOMES INT'L, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Information:

Non-Cash Investing and Financing Activities

During the first six months of 2006, the Company issued 35,257 shares of its common stock for services rendered in connection with its private offerings. The services were valued at $176,285, the estimated value of the shares issued.

During the first six months of 2007, the Company issued 37,345 shares of its common stock for services rendered in connection with its private offerings. The services were valued at $186,725, the estimated value of the shares issued.

During the first six months of 2007, convertible debentures totaling $230,000 were converted into 46,000 shares of the Company's common stock at a conversion rate of $5 per share.

Cash Paid For

	For the Six		From Inception
	Months Ended		(March 27, 1997)
	June 30,		Through
	2007	2006	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Interest	$1,977	$13,609	$48,322

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANADIAN ROCKPORT HOMES INT’L, INC.
(formerly Canadian Rockport International, Inc.)
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

On February 14, 2007 the Company incorporated Inmobiliaria Jardines Del Valle Limitada (IJVL) as a new wholly-owned subsidiary. IJVL is a Chilean entity which was established for the purpose of managing the Company’s future planned home sales. Operations in IJVL commenced on April 1, 2007.

The Company has commenced construction of twenty modular homes for the retail market on land that was purchased and improved in 2005 and 2006. Substantially all of the Company’s assets are located in Chile.

Basis of Presentation

The accompanying un-audited condensed consolidated financial statements include the accounts and transactions of Canadian Rockport Homes Int’l, Inc. and its wholly owned subsidiaries, Canadian Rockport Homes Ltd., Canadian Rockport Trading Limitada, and Inmobiliaria Jardines Del Valle Limitada. The un-audited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. All material intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. For further information, refer to the financial statements and notes included in Canadian Rockport Homes International, Inc.’s Form 10-K for the year ended December 31, 2006.

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

Realization of a major portion of the assets in the accompanying condensed consolidated balance sheet is dependent upon the Company’s ability to meet its financing requirements and to successfully transition from the development stage to an operational mode. Management’s plans include raising funds through private placements and issuance of convertible debentures. Management believes that these sources of funds and current liquid assets will allow the Company to continue as a going concern. However, no assurances can be made that current or anticipated sources of funds will enable the Company to finance future periods' operations.

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

Cash Concentration Risk

The Company maintains all of its cash deposits at three banks, two in Canada and one in Chile. Certain bank accounts which have balances totaling approximately $477,000 at June 30, 2007 are not insured.

Note 3 – Inventory – Homes in Production

Inventory consists of the following at June 30, 2007:

Homes (construction, lot and improvement costs)	$1,191,509
Less: inventory valuation allowance	(566,150)

Inventory-Homes in Production, net	$625,359

The amounts reflected above are comprised of costs pertaining to twenty modular homes for sale. At June 30, 2007, construction of six of these homes had been completed. As of June 30, 2007, the Company expects the total cost to complete the remaining fourteen homes to be approximately $735,000.

The Company evaluates its inventory for recoverability in accordance with SFAS No. 144 on a quarterly basis, and more frequently if impairment indicators exist. During the first six months of 2007, the Company recognized a non-cash charge of $514,398 for the impairment of inventory. The impairment charge is a result of unrecoverable costs incurred in the production of the Company’s first twenty homes for sale. The Company expects its per-home production costs to diminish as it improves its production processes and achieves economies of scale on future construction efforts. The inventory impairment charges are included as a separate line item in the Company’s consolidated statements of operations.

Note 4 –Plant, Equipment and Leasehold Improvements

A summary as of June 30, 2007 and December 31, 2006 is as follows:

	June 30,	December 31,
	2007	2006

Plant	$2,674,032	$2,512,472
Trucks and automobiles	225,998	187,514
Furniture and equipment	1,315,045	724,594
Leasehold improvements	1,920	1,744
	4,216,995	3,426,324
Less accumulated depreciation	(567,758)	(389,396)

Plant, equipment and leasehold improvements, net	$3,649,237	$3,036,928

Note 5 - Accrued Compensation

The Company has entered into employment, consulting, and other related contracts with its management and other personnel. The terms of the contracts are from one to three years. Due to the Company’s cash flow requirements, the parties to these contracts have agreed to defer payment of portions of their compensation under these agreements. Total accrued compensation as of June 30, 2007 under these contracts amounted to $995,848, which will be paid when the Company has sufficient funds available.

Note 6 - Equity

Issuances of Common Stock

During the six months ended June 30, 2007, the Company issued 593,739 shares of its common stock through a private offering in exchange for $2,968,696. In addition, the Company issued 37,345 shares of common stock for services in connection with the Company's private offerings. The services were valued at $186,725, the estimated value of the shares for the services rendered, and were charged against the offering proceeds received.

During the first six months of 2007, convertible debentures totaling $230,000 were converted into 46,000 shares of the Company's common stock at a conversion rate of $5 per share.

In connection with the above private offerings, during the six months ended June 30, 2007, the Company issued warrants to purchase 631,084 shares of the Company's common stock at a price of $10. The warrants expire two years after the first date the Company’s stock is publicly traded. At June 30, 2007, there were total warrants outstanding to purchase 665,084 shares of the Company’s common stock at $10 per share and 1,968,025 shares of the Company’s common stock at $7 per share.

Stock Options

During the six months ended June 30, 2007, the Company granted certain employees options to acquire 134,417 shares of its common stock at $5 per share. The options are exercisable eight months after the Company begins trading its shares publicly and must be exercised within two years once vested. The Company used the Black Scholes model to value the total cost of these options at approximately $201,000. The total option expense amortized in the six months ended June 30, 2007 amounted to approximately $110,000. Also, in the same six month period, options to acquire 10,000 shares of the Company's common stock were cancelled.

Note 7 - Payable to Related Parties

Two shareholders advanced $65,657 to the Company evidenced by two promissory notes that were assessed interest at an annual rate of 10%. In 2006, these notes were restructured into a single promissory note with terms more favorable to the Company, resulting in a gain of approximately $75,000. The restructured note is due on demand and accrues interest at 10% per annum. At the option of the lender, this restructured note is convertible into shares of the Company’s common stock from its current private offering at a rate of $5.00 per share. The balance of this obligation on June 30, 2007 was $90,667.

In December 2005, the above two shareholders advanced $25,000 each to the Company, with interest at an annual rate of 14%. The total balance of these obligations on June 30, 2007, including accrued interest, was $61,122. These loans are due on demand.

During the six months ended June 30, 2007, the Company repaid its President $33,358 on advances made previously to the Company at 0% interest. On June 25, 2007, the Company’s President loaned the Company $136,000. This loan is due on demand and bears interest at 7.5% . The total balance due to the Company’s President at June 30, 2007 was $136,000.

In connection with the purchase of the land to be utilized in the Company’s Valle Grande Housing Project, the Company borrowed $515,000 from a shareholder. Interest is assessed at 7% per annum. The principal loan balance of $596,582 includes $81,582 of accrued interest and was scheduled to be repaid over the period from July 2006 to June 2007, in 11 equal monthly payments of principal and interest of $47,681, and a 12th and final payment of $41,767. None of the required payments have been made and, accordingly, the loan is currently in default.

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

During the first six months of 2007, the Company issued convertible debentures in exchange for $60,000. During this same period, convertible debentures totaling $230,000 were converted into 46,000 shares of the Company's common stock at a conversion rate of $5 per share. Convertible debentures outstanding at June 30, 2007, including accrued interest, totaled $37,507.

Note 9 – Subsequent Events

For the period from July 1, 2007 through August 17, 2007, the Company issued 20,800 shares of its common stock through a private offering in exchange for $104,000, and issued 50,340 shares of its common stock for services valued at $251,750.

In August 2007, the Company’s President entered into a loan agreement with a shareholder, in which the President borrowed $573,156 from the shareholder. This loan is secured by property owned by the President, and is guaranteed by the Company. Further, the Company’s President has loaned this same $573,156 to the Company. This loan matures in August 2009, is payable in monthly installments of interest only, and bears interest at 14% per annum. The Company intends to use these funds to purchase a secured parcel of land for a second housing development adjacent to its current development at Valle Grande. As collateral for this loan, the Company plans to grant its President a security interest in the purchased land.

In July 2007, the Company received loans from two related parties totaling $55,800, of which $23,250 was repaid in August 2007. The Company’s intent is to pay interest on these obligations at a rate sufficient to cover the lenders’ borrowing costs.

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

Results of Operations for the Three Months Ended June 30, 2007 and 2006

The Company has generated no revenues since its inception. During the last quarter of 2006, we substantially completed the construction of the plant in Lampa, Chile and began production activities. We have produced and installed 4 modular display homes (one of which is a duplex) on our site at Valle Grande. We have substantially completed our first phase of 6 modular homes. We commenced construction of a second phase of 7 modular homes in March 2007 and a third phase of 7 modular homes in May 2007.

General and administration costs were $650,881 and $397,200, respectively, for the three months ended June 30, 2007 and 2006.

The major general and administrative expenses incurred in the three months ended June 30, 2007 consisted of salaries and related expenses totaling $351,196, depreciation and amortization of $86,106, professional fees of $49,945, advertising and promotions expense of $51,415, security expenses of $26,107, office expense of $12,891, travel and related expenses of $19,529, rent of $8,025, and telephone of $9,848.

The major general and administrative expenses incurred in the three months ended June 30, 2006 consisted of salaries and related expenses totaling $212,979, professional fees of $65,823, advertising and promotions expense of $32,590, taxes and licenses of $8,007, depreciation and amortization of $16,291, travel and related expenses of $15,776, filing fees of $8,942, and telephone of $8,445.

The total general and administrative expenses for the three months ended June 30, 2007 were approximately $254,000 higher than those incurred during the three months ended June 30, 2006. This increase in our general and administrative expenses is primarily due to the expensing of salaries and related costs for certain management employees that were previously capitalized as costs of the plant construction. The increase is also a result of additional depreciation expense on equipment and additional employees hired in the Chilean plant. Increases in payroll and related expenses in Chile are expected to continue in the future as the Company exits the development stage and produces revenue from the sale of modular homes.

We incurred compensation expense related to the issuance of employee stock options totaling $54,018 during the three months ended June 30, 2007. This is in comparison to the $216,397 of such compensation we recognized during the three months ended June 30, 2006. The decrease in our stock option compensation is a result of the ending of the expense recognition period for options that we issued to certain members of management in 2003.

During the second quarter of 2007, the Company recognized a non-cash charge of $262,695 for the impairment of inventory. The impairment charge is a result of unrecoverable costs incurred in the production of the Company’s first 20 homes for sale. The Company expects its per-home production costs to diminish as it improves its production processes and achieves economies of scale on future construction efforts.

Results of Operations for the Six Months Ended June 30, 2007 and 2006

General and administration costs were $1,155,849 and $800,580, respectively, for the six months ended June 30, 2007 and 2006.

The major general and administrative expenses incurred in the six months ended June 30, 2007 consisted of salaries and related expenses totaling $685,086, depreciation and amortization of $154,983, professional fees of $96,816, advertising and promotions expense of $54,781, security expenses of $41,555, office expense of $23,850, travel and related expenses of $29,102, rent of $16,028, telephone of $15,935, and auto and related expenses of $11,024. We also incurred $15,748 in expenses for taxes and licenses during the current six months, which was offset by a $34,076 refund we received for Canadian taxes on goods and services.

The major general and administrative expenses incurred in the six months ended June 30, 2006 consisted of salaries and related expenses totaling $441,634, professional fees of $107,084, advertising and promotions expense of $32,590, rent of $39,837, taxes and licenses of $26,617, depreciation and amortization of $29,465, travel and related expenses of $29,619, telephone of $17,347, office expense of $16,836, and auto and related expenses of $12,912.

The total general and administrative expenses for the six months ended June 30, 2007 were approximately $355,000 higher than those incurred during the six months ended June 30, 2006. This increase in our general and administrative expenses is primarily due to the expensing of salaries and related costs for certain management employees that were previously capitalized as costs of the plant construction. The increase is also a result of additional depreciation expense on equipment and additional employees hired in the Chilean plant. Increases in payroll and related expenses in Chile are expected to continue in the future as the Company exits the development stage and produces revenue from the sale of modular homes.

We incurred compensation expense related to the issuance of employee stock options totaling $110,022 during the six months ended June 30, 2007. This is in comparison to the $406,468 of such compensation we recognized during the six months ended June 30, 2006. The decrease in our stock option compensation is a result of the ending of the expense recognition period for options that we issued to certain members of management in 2003.

During the first six months of 2007, the Company recognized a non-cash charge of $514,398 for the impairment of inventory. The impairment charge is a result of unrecoverable costs incurred in the production of the Company’s first 20 homes for sale. The Company expects its per-home production costs to diminish as it improves its production processes and achieves economies of scale on future construction efforts.

Liquidity and Capital Resources

Cash and cash equivalents as of June 30, 2007 and 2006 were $485,637 and $587,480, respectively.

During the first six months of 2007, the Company received a total of $2,968,696 through the sale of 593,739 shares of the Company’s common stock, received $60,000 from the issuance of convertible debentures, and received $136,000 from a loan from its President. During the same period, the Company paid $2,100,415 in its operations, purchased equipment for its Chilean plant of $589,154, paid $87,774 towards the construction of its Chilean plant, paid $115,552 in costs associated with its private offerings, and made loan repayments to its President of $33,358.

During the six-months ended June 30, 2006, the Company received a total of $2,774,608 through the sale of 553,308 shares of the Company’s common stock. During the same period, the Company used $1,629,359 in its operations, received $2,496 from the disposal of equipment, purchased equipment for its Chilean plant of $124,911, paid $373,541 towards the construction of its Chilean plant, purchased equipment for its Canadian office of $6,259, paid $14,308 in costs associated with its private offerings, made loan repayments to its President of $137,641, and made principal payments on its equipment leases totaling $5,270. The construction costs associated with the building of the Chilean plant included salaries and related benefits of those employees involved in the actual construction.

As indicated, the Company at June 30, 2007 does not have sufficient capital to finance the costs of its continuing operations. The Company will continue to find funding through the sale of its common stock or through borrowings; although there is no assurance that sufficient funds will be raised to finance its operations. Management expects to generate funds from the sale of modular housing units beginning in 2007, although the initial sales are not expected to generate substantial cash flow.

For the period from July 1, 2007 through August 17, 2007, the Company issued 20,800 shares of its common stock through a private offering in exchange for $104,000, and issued 50,340 shares of its common stock for services valued at $251,750.

At June 30, 2007, the Company estimates it will incur approximately $282,000 to complete its second phase of seven homes, and approximately $453,000 to complete its third phase of seven homes. The Company has a commitment to purchase the adjoining 2.3 hectare parcel of land adjacent to its current property in Chile for approximately $685,000, including macro-urbanization costs. This portion of the transaction is anticipated to occur in 2007.

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

Item 4. Controls and Procedures

As of June 30, 2007, the end of the period covered by this report, the Company’s Chief Executive Officer and its Chief Financial Officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 and Rule 15d-15(e)), which are designed to ensure that material information the Company must disclose in the Company’s report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis. We have concluded, based on that evaluation, that, as of such date, the disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Although the evaluation did not detect any material weaknesses in the Company’s system of internal accounting controls over financial reporting, management identified significant deficiencies with respect to inadequate reconciliation of certain financial statement accounts and a lack of sufficient review of those accounts and related journal entries. The Company has reviewed its reconciliation and review process and began instituting corrective action in the first quarter of 2007.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of June 30, 2007 and the significant deficiencies described above, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

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

During the first six months of fiscal year 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds

During the six months ended June 30, 2007, the Company issued 593,739 shares of its common stock through a private offering in exchange for $2,968,696. In addition, the Company issued 37,345 shares of common stock for services in connection with the Company's private offerings. The services were valued at $186,725, the estimated value of the shares for the services rendered, and were charged against the offering proceeds received.

During the first six months of 2007, convertible debentures totaling $230,000 were converted into 46,000 shares of the Company's common stock at a conversion rate of $5 per share.

For the period from July 1, 2007 through August 17, 2007, the Company issued 20,800 shares of its common stock through a private offering in exchange for $104,000, and issued 50,340 shares of its common stock for services valued at $251,750.

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

Canadian Rockport Homes Int’l, Inc.
Registrant

Date: August 17, 2007	By:	/s/ William R. Malone, CEO
William R. Malone, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 17, 2007	By:	/s/ William R. Malone, President
William R. Malone, President and Director

Date: August 17, 2007	By:	/s/ Donel Belsby, Secretary/Treasurer
Donel Belsby, Secretary/Treasurer and Director

Date: August 17, 2007	By:	/s/ Chris Kinch, Director
Chris Kinch, Director