Form 10-Q
period 2007-09-30
Canadian Rockport Homes Int'l, Inc.
filed 2007-11-19
CIK 1136263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(604) 669-1081
(Issuer's telephone number)

______________________________________________________________
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
[   ] Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity. As of November 15, 2007 there were
18,083,903 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CANADIAN ROCKPORT HOMES INT'L, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Cash and cash equivalents	$695,173	$258,265
Prepaid expenses and other assets	121,958	19,058
Inventory - homes in production, net	788,112	295,330
Land under development	1,553,548	1,240,183
Land	400,000	400,000
Plant, equipment and leasehold improvements, net	3,706,821	3,036,928
Intangible assets subject to amortization - patents	7,325	7,778

Total assets	$7,272,937	$5,257,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANADIAN ROCKPORT HOMES INT'L, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
Liabilities and Stockholders' Equity

Liabilities
Accounts payable and accrued liabilities	$254,403	$252,864
Accrued compensation	1,040,021	982,450
Deposits from customers	75,113	-
Loans payable - officer	741,861	34,494
Notes payable - shareholders	779,380	712,245
Convertible debentures	38,742	205,000
Loans payable - other	-	15,612

Total liabilities	2,929,520	2,202,665

Stockholders' Equity
Common Stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding
18,002,048 and 17,162,649 shares as of
September 30, 2007 and December 31, 2006, respectively	18,002	17,162
Additional paid-in capital	20,724,730	16,918,370
Deficit accumulated during the development stage	(16,822,211)	(14,053,133)
Other comprehensive income	422,896	172,478

Total stockholders' equity	4,343,417	3,054,877

Total liabilities and stockholders' equity	$7,272,937	$5,257,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANADIAN ROCKPORT HOMES INT'L, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three		For the Nine		From Inception
	Months Ended		Months Ended		(March 27, 1997)
	September 30,		September 30,		Through
	2007	2006	2007	2006	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$73,283	$-	$73,283	$-	$73,283

Cost of sales	(55,878)	-	(55,878)	-	(55,878)

Gross profit	17,405	-	17,405	-	17,405

Operating Expenses
Research and development	-	(167,118)	-	(433,209)	(433,209)
General and administrative expenses	(675,691)	(292,385)	(1,831,540)	(1,092,965)	(10,189,488)
Compensation and consulting expense
incurred on stock options	(60,596)	(53,857)	(170,618)	(460,325)	(5,214,176)
Gain (loss) on disposition of assets	-	-	-	59	(356,665)
Loss on write-down of inventory	(218,130)	-	(732,528)	-	(777,182)
Loss on impairment of goodwill	-	-	-	-	(30,000)

Loss from operations	(937,012)	(513,360)	(2,717,281)	(1,986,440)	(16,983,315)

Other Income (Expenses)
Gain on forgiveness of debt	-	-	15,612		15,612
Gain on restructuring of shareholder debt	-	445	-	74,941	91,484
Gain on settlement of lawsuit	-	-	-	-	57,372
Gain (loss) on lease extinguishment	-	-	-	-	283,985
Interest income	820	1,470	5,487	4,352	16,042
Interest expense	(40,379)	(13,276)	(72,896)	(54,372)	(303,391)

Total other income (expenses)	(39,559)	(11,361)	(51,797)	24,921	161,104

Net Loss Before Income Taxes	(976,571)	(524,721)	(2,769,078)	(1,961,519)	(16,822,211)

Income Taxes	-	-	-	-	-

Net Loss	$(976,571)	$(524,721)	$(2,769,078)	$(1,961,519)	$(16,822,211)

Basic and Diluted Loss Per Share	$(0.06)	$(0.03)	$(0.16)	$(0.12)

Weighted Average Common
Shares Outstanding	17,919,027	16,945,458	17,675,532	16,738,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANADIAN ROCKPORT HOMES INT'L, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine		From Inception
	Months Ended		(March 27, 1997)
	September 30,		Through
	2007	2006	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(2,769,078)	$(1,961,519)	$(16,822,211)
Adjustments to reconcile net loss to net cash
used in operating activities:
Issuance of common stock for services	-	-	22,375
Issuance of common stock in Company's organization	-	-	1,000
Compensation recognized on stock option grants	170,618	460,325	5,214,176
(Gain) loss on disposition of assets	-	(59)	357,053
Gain on settlement of lawsuit	-	-	(57,372)
Gain on forgiveness of debt	(15,612)	-	(15,612)
Gain on restructuring of shareholder and officer debt	-	(74,941)	(91,484)
(Gain) loss on lease extinguishment	-	-	(283,985)
Loss on impairment of goodwill	-	-	30,000
Depreciation and amortization	255,369	52,473	623,509
Loss on write-down of inventory	732,528	-	777,182
Changes in operating assets and liabilities
Prepaid expenses and other assets	(101,620)	(36,646)	(119,548)
Inventory	(1,208,686)	-	(1,545,952)
Land under development	(242,612)	(682,944)	(1,476,591)
Accounts payable and accrued liabilities	3,485	(45,485)	432,805
Accrued compensation	47,306	(11,281)	1,032,165
Accrued interest	47,978	40,985	236,795
Deposits from customers	75,113	-	75,113

Net cash used in operating activities	(3,005,211)	(2,259,092)	(11,610,582)

Cash Flows from Investing Activities
Net proceeds on sale of timber and truss plant	-	-	211,639
Net proceeds on disposition of equipment	-	2,496	3,277
Acquisition of equipment and other property	(625,102)	(306,849)	(1,582,784)
Construction of Chilean plant and related improvements	(103,006)	(559,225)	(2,194,922)

Net cash used in investing activities	(728,108)	(863,578)	(3,562,790)

Cash Flows from Financing Activities
Gross proceeds from private offerings	3,522,612	3,517,776	14,768,374
Costs incurred in stock offerings	(147,300)	(56,324)	(650,922)
Proceeds from issuance of convertible debentures	60,000	-	265,000
Proceeds from related party loans	781,001	-	1,724,501
Proceeds from other loans	-	-	144,668
Repayments on related party loans	(81,302)	(137,641)	(451,133)
Principal reduction on obligations under capital leases	-	(5,270)	(12,726)
Purchase of treasury stock	-	-	(35,000)

Net cash provided by financing activities	4,135,011	3,318,541	15,752,762

Effect of exchange rates on cash	35,216	27,537	115,783

Net increase in cash and cash equivalents	436,908	223,408	695,173

Beginning balance - cash and cash equivalents	258,265	81,390	-

Ending balance - cash and cash equivalents	$695,173	$304,798	$695,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANADIAN ROCKPORT HOMES INT'L, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Information:

Non-Cash Investing and Financing Activities

During the first nine months of 2006, the Company issued 36,097 shares of its common stock for services rendered in connection with its private offerings. The services were valued at $180,485, the estimated value of the shares issued.

During the first nine months of 2007, the Company issued 88,554 shares of its common stock for services rendered in connection with its private offerings. The services were valued at $442,770, the estimated value of the shares issued. An additional 2,306 shares were issued for services relating to financing procured from the Company’s President valued at $11,558.

During the first nine months of 2007, convertible debentures totaling $230,000 were converted into 46,000 shares of the Company's common stock at a conversion rate of $5 per share.

Cash Paid For

	For the Nine		From Inception
	Months Ended		(March 27, 1997)
	September 30,		Through
	2007	2006	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Interest	$24,918	$13,387	$71,263

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANADIAN ROCKPORT HOMES INT’L, INC.
(formerly Canadian Rockport International, Inc.)
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Note 1 – Nature of Business and Changes in Significant Accounting Policies

Nature of Business

Canadian Rockport Homes Int’l, Inc. is a development stage enterprise as defined by FASB Statement 7. The Company plans to manufacture and construct low cost concrete modular housing for the retail market in developing nations and third-world countries, and is currently undergoing the construction of modular homes to be held for sale. The Company's business is based upon its exclusive ownership of TWiC technology.

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

The Company has commenced construction of twenty modular homes for the retail market on land that was purchased and improved in 2005 and 2006. As of September 30, 2007 six homes have been completed, one of which has been sold. Substantially all of the Company’s assets are located in Chile.

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

The Company's un-audited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant operating losses, has generated minor revenues, is currently in default on a significant portion of its debt and has a deficit accumulated during the development stage. The Company has also not yet demonstrated the ability to conduct operations profitably. These matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Realization of a major portion of the assets in the accompanying condensed consolidated balance sheet is dependent upon the Company’s ability to meet its financing requirements and to successfully transition from the development stage to an operational mode. Management’s plans include raising funds through private placements and issuance of convertible debentures and other notes payable. Management believes that these sources of funds and current liquid assets will allow the Company to continue as a going concern. However, no assurances can be made that current or anticipated sources of funds will enable the Company to finance future periods' operations.

Sales and Revenue Recognition

The Company recognizes revenue on the sale of homes when title passes to the buyer in accordance with the provisions of SFAS No. 66, Accounting for Sales of Real Estate.

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

Cash Concentration Risk

The Company maintains all of its cash deposits at three banks, two in Canada and one in Chile. Certain bank accounts which have balances totaling approximately $748,000 at September 30, 2007 are not insured.

Note 3 – Inventory – Homes in Production

Inventory consists of the following at September 30, 2007:

Homes (construction, lot and improvement costs)	$1,602,341
Less: inventory valuation allowance	(814,229)

Inventory-Homes in Production, net	$788,112

The amounts reflected above are comprised of costs pertaining to nineteen modular homes for sale. At September 30, 2007, construction of five of these homes had been completed. As of September 30, 2007, the Company expects the total cost to complete the remaining fourteen homes to be approximately $511,000.

The Company evaluates its inventory for recoverability in accordance with SFAS No. 144 on a quarterly basis, and more frequently if impairment indicators exist. During the first nine months of 2007, the Company recognized non-cash charges of $732,528 for the impairment of inventory. The impairment charges are a result of unrecoverable costs incurred in the production of the Company’s first twenty homes for sale. The Company expects its per-home production costs to diminish as it improves its production processes and achieves economies of scale on future construction efforts. The inventory impairment charges are included as a separate line item in the Company’s consolidated statements of operations.

Note 4 –Plant, Equipment and Leasehold Improvements

A summary as of September 30, 2007 and December 31, 2006 is as follows:

	September 30,	December 31,
	2007	2006

Plant	$2,762,263	$2,512,472
Trucks and automobiles	234,254	187,514
Furniture and equipment	1,398,306	724,594
Leasehold improvements	2,049	1,744
	4,396,872	3,426,324
Less accumulated depreciation	(690,051)	(389,396)

Plant, equipment and leasehold improvements, net	$3,706,821	$3,036,928

Note 5 - Accrued Compensation

The Company has entered into employment, consulting, and other related contracts with its management and other personnel. The terms of the contracts are from one to three years. Due to the Company’s cash flow requirements, the parties to these contracts have agreed to defer payment of portions of their compensation under these agreements. Total accrued compensation as of September 30, 2007 under these contracts amounted to $1,042,021, which will be paid when the Company has sufficient funds available.

Note 6 - Equity

Issuances of Common Stock

During the nine months ended September 30, 2007, the Company issued 702,539 shares of its common stock through a private offering in exchange for $3,522,612. In addition, the Company issued 88,554 shares of common stock for services in connection with the Company's private offerings. The services were valued at $442,770, the estimated value of the shares for the services rendered, and were charged against the offering proceeds received. An additional 2,306 shares were issued for services relating to financing procured from the Company’s President valued at $11,558 (see Note 7).

During the first nine months of 2007, convertible debentures totaling $230,000 were converted into 46,000 shares of the Company's common stock at a conversion rate of $5 per share.

In connection with the above private offerings, during the nine months ended September 30, 2007, the Company issued warrants to purchase 791,093 shares of the Company's common stock at a price of $10. The warrants expire two years after the first date the Company’s stock is publicly traded. At September 30, 2007, there were total warrants outstanding to purchase 825,093 shares of the Company’s common stock at $10 per share and 1,968,025 shares of the Company’s common stock at $7 per share.

Stock Options

During the nine months ended September 30, 2007, the Company granted certain employees options to acquire 134,417 shares of its common stock at $5 per share. The options are exercisable eight months after the Company begins trading its shares publicly and must be exercised within two years once vested. The Company used the Black Scholes model to value the total cost of these options at approximately $201,000. The total option expense amortized in the nine months ended September 30, 2007 amounted to approximately $171,000. Also, in the same nine month period, options to acquire 10,000 shares of the Company's common stock were cancelled.

Note 7 - Payable to Related Parties

On July 26, 2007, the Company’s President entered into a loan agreement with a shareholder, in which the President borrowed $587,552 from the shareholder. Financing costs to procure this loan totaled $11,558, and were paid through the issuance of 2,306 shares of the Company’s common stock (see Note 6). This loan is secured by property owned by the President, and is guaranteed by the Company. Further, the Company’s President has loaned the $587,552 to the Company, less $11,558 for the related financing costs. At September 30, 2007, the total balance of this loan payable is $603,150, which is net of unamortized deferred financing costs of $11,791. This loan matures in August 2009, is payable in monthly installments of interest only, and bears interest at 14% per annum. The loan requires six months of interest payments to be impounded, and a total of $28,697 of impounded interest at September 30, 2007 is included in other current assets.

Two shareholders advanced $65,657 to the Company evidenced by two promissory notes that were assessed interest at an annual rate of 10%. In 2006, these notes were restructured into a single promissory note with terms more favorable to the Company, resulting in a gain of approximately $75,000. The restructured note is due on demand and accrues interest at 10% per annum. At the option of the lender, this restructured note is convertible into shares of the Company’s common stock from its current private offering at a rate of $5.00 per share. The balance of this obligation on September 30, 2007 was $98,953.

In December 2005, the above two shareholders advanced $25,000 each to the Company, with interest at an annual rate of 14%. The total balance of these obligations on September 30, 2007, including accrued interest, was $63,138. These loans are due on demand.

During the nine months ended September 30, 2007, the Company repaid its President $33,358 on advances made previously to the Company at 0% interest. On June 25, 2007, the Company’s President loaned the Company $136,000. This loan is due on demand and bears interest at 7.5% . The total balance due to the Company’s President on this obligation at September 30, 2007 was $138,710.

In connection with the purchase of the land to be utilized in the Company’s Valle Grande Housing Project, the Company borrowed $515,000 from a shareholder. Interest is assessed at 7% per annum. The loan balance of $606,937 includes $91,937 of accrued interest and was scheduled to be repaid over the period from July 2006 to June 2007, in 11 equal monthly payments of principal and interest of $47,681, and a 12th and final payment of $41,767. None of the required payments have been made and, accordingly, the loan is currently in default.

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

In July 2007, the Company received loans from two related parties totaling $57,449, of which $47,944 was repaid in August 2007. The Company’s intent is to pay interest on these obligations at a rate sufficient to cover the lenders’ borrowing costs or 12%. The outstanding balance including accrued interest at September 30, 2007 was $10,353.

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

During the first nine months of 2007, the Company issued convertible debentures in exchange for $60,000. During this same period, convertible debentures totaling $230,000 were converted into 46,000 shares of the Company's common stock at a conversion rate of $5 per share. Convertible debentures outstanding at September 30, 2007, including accrued interest, totaled $38,742.

Note 9 – Subsequent Events

For the period from October 1, 2007 through November 15, 2007, the Company issued 81,855 shares of its common stock through a private offering in exchange for $408,631.

In October 2007, the Company repaid a loan payable from its President totaling $136,000 plus accrued interest.

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

Results of Operations for the Three Months Ended September 30, 2007 and 2006

The Company has generated $73,283 in revenue since its inception. During the last quarter of 2006, we substantially completed the construction of the plant in Lampa, Chile and began production activities. We have produced and installed 4 modular display homes (one of which is a duplex) on our site at Valle Grande. We have completed our first phase of 6 modular homes and have finalized the first sale from this phase in September 2007. We have substantially completed a second phase of 7 modular homes, and commenced construction of a third phase of 7 modular homes in May 2007. The construction of a fourth phase of 12 homes is planned to commence in the fourth quarter of 2007.

General and administration costs were $675,691 and $292,385, respectively, for the three months ended September 30, 2007 and 2006.

The major general and administrative expenses incurred in the three months ended September 30, 2007 consisted of salaries and related expenses totaling $415,207, depreciation and amortization of $100,386, professional fees of $41,755, advertising and promotions expense of $14,309, security expenses of $11,829, office expense of $8,658, travel and related expenses of $22,452, rent of $15,785, and telephone of $10,937.

The major general and administrative expenses incurred in the three months ended September 30, 2006 consisted of salaries and related expenses totaling $140,425, professional fees of $39,212, advertising and promotions expense of $23,774, taxes and licenses of $5,067, depreciation and amortization of $22,838, travel and related expenses of $11,502, filing fees of $4,560, and telephone of $7,831.

The total general and administrative expenses for the three months ended September 30, 2007 were approximately $383,000 higher than those incurred during the three months ended September 30, 2006. This increase in our general and administrative expenses is primarily due to the expensing of salaries and related costs for certain management employees that were previously capitalized as costs of the plant construction. The increase is also a result of additional depreciation expense on equipment and additional employees hired in the Chilean plant. Increases in payroll and related expenses in Chile are expected to continue in the future as the Company exits the development stage and produces revenue from the sale of modular homes.

We incurred compensation expense related to the issuance of employee stock options totaling $60,596 during the three months ended September 30, 2007. This is in comparison to the $53,857 of such compensation we recognized during the three months ended September 30, 2006. The decrease in our stock option compensation is a result of the ending of the expense recognition period for options that we issued to certain members of management in 2003.

During the third quarter of 2007, the Company recognized a non-cash charge of $218,130 for the impairment of inventory. The impairment charge is a result of unrecoverable costs incurred in the production of the Company’s first 20 homes for sale. The Company expects its per-home production costs to diminish as it improves its production processes and achieves economies of scale on future construction efforts.

Results of Operations for the Nine Months Ended September 30, 2007 and 2006

General and administration costs were $1,831,540 and $1,092,965, respectively, for the nine months ended September 30, 2007 and 2006.

The major general and administrative expenses incurred in the nine months ended September 30, 2007 consisted of salaries and related expenses totaling $1,100,293, depreciation and amortization of $255,369, professional fees of $138,571, advertising and promotions expense of $69,090, security expenses of $53,384, office expense of $32,508, travel and related expenses of $51,554, rent of $31,813, telephone of $26,872, and auto and related expenses of $14,964. We also incurred $19,637 in expenses for taxes and licenses during the current nine months, which was offset by a $34,076 refund we received for Canadian taxes on goods and services.

The major general and administrative expenses incurred in the nine months ended September 30, 2006 consisted of salaries and related expenses totaling $582,059, professional fees of $146,300, advertising and promotions expense of $56,365, rent of $43,616, taxes and licenses of $37,057, depreciation and amortization of $51,964, travel and related expenses of $42,153, telephone of $25,179, office expense of $27,567, and auto and related expenses of $18,405.

The total general and administrative expenses for the nine months ended September 30, 2007 were approximately $739,000 higher than those incurred during the nine months ended September 30, 2006. This increase in our general and administrative expenses is primarily due to the expensing of salaries and related costs for certain management employees that were previously capitalized as costs of the plant construction. The increase is also a result of additional depreciation expense on equipment and additional employees hired in the Chilean plant. Increases in payroll and related expenses in Chile are expected to continue in the future as the Company exits the development stage and produces revenue from the sale of modular homes.

We incurred compensation expense related to the issuance of employee stock options totaling $170,618 during the nine months ended September 30, 2007. This is in comparison to the $460,325 of such compensation we recognized during the nine months ended September 30, 2006. The decrease in our stock option compensation is a result of the ending of the expense recognition period for options that we issued to certain members of management in 2003.

During the first nine months of 2007, the Company recognized a non-cash charge of $732,528 for the impairment of inventory. The impairment charge is a result of unrecoverable costs incurred in the production of the Company’s first 20 homes for sale. The Company expects its per-home production costs to diminish as it improves its production processes and achieves economies of scale on future construction efforts.

Liquidity and Capital Resources

Cash and cash equivalents as of September 30, 2007 and 2006 were $695,173 and $304,798, respectively.

During the first nine months of 2007, the Company received a total of $3,522,612 through the sale of 702,539 shares of the Company’s common stock, received $60,000 from the issuance of convertible debentures, and received $781,001 in loans from its President and other related parties. During the same period, the Company paid $3,005,211 in its operations, purchased equipment for its Chilean plant of $625,102, paid $103,006 towards the construction of its Chilean plant, paid $147,300 in costs associated with its private offerings, and made loan repayments to its President and other related parties of $81,302.

During the first nine months of September 30, 2006, the Company received a total of $3,517,776 through the sale of 700,904 shares of the Company’s common stock. During the same period, the Company used $2,259,092 in its operations, received $2,496 from the disposal of equipment, purchased equipment for its Chilean plant of $298,790, paid $559,225 towards the construction of its Chilean plant, purchased equipment for its Canadian office of $8,059, paid $56,324 in costs associated with its private offerings, made loan repayments to its President of $137,641, and made principal payments on its equipment leases totaling $5,270. Construction costs associated with the building of the Chilean plant during this period included salaries and related benefits of those employees involved in the actual construction.

As indicated, the Company at September 30, 2007 does not have sufficient capital to finance the costs of its continuing operations. The Company will continue to find funding through the sale of its common stock or through borrowings; although there is no assurance that sufficient funds will be raised to finance its operations. Management expects to generate additional funds from the sale of modular housing units in 2007, although the initial sales are not expected to generate substantial cash flow.

For the period from October 1, 2007 through November 15, 2007, the Company issued 81,855 shares of its common stock through a private offering in exchange for $408,631.

At September 30, 2007, the Company estimates it will incur approximately $137,000 to complete its second phase of seven homes, and approximately $374,000 to complete its third phase of seven homes. The Company has also began planning activities for its fourth phase of twelve homes, and estimates that it will incur approximately $675,000 to complete these homes. Further, the Company has a commitment to purchase the adjoining 2.3 hectare parcel of land adjacent to its current property in Chile for approximately $685,000, including macro-urbanization costs. This portion of the transaction is anticipated to occur in late 2007 or early 2008.

On November 14, 2007 there was a large earthquake, (7.7 on the Richter scale) in Northern Chile, it was in the far north; 630 kilometers (approximately 390 miles) north of Santiago in the Antofagasta region with the epicenter near the town of Quillahua which is 1,345 kilometers (approximately 835 miles) north of Santiago. Our Plant and our housing subdivision are located in the Santiago area. This earthquake has had no adverse effects on our plant or the subdivision we are building in.

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

Item 4. Controls and Procedures

As of September 30, 2007, the end of the period covered by this report, the Company’s Chief Executive Officer and its Chief Financial Officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 and Rule 15d-15(e)), which are designed to ensure that material information the Company must disclose in the Company’s report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis. We have concluded, based on that evaluation, that, as of such date, the disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Although the evaluation did not detect any material weaknesses in the Company’s system of internal accounting controls over financial reporting, management identified significant deficiencies with respect to inadequate reconciliation of certain financial statement accounts and a lack of sufficient review of those accounts and related journal entries. The Company has reviewed its reconciliation and review process and began instituting corrective action in the first quarter of 2007.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of September 30, 2007 and the significant deficiencies described above, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

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

In order to achieve compliance with Section 404 within the prescribed period, management has commenced a Section 404 compliance project to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, and implement a continuous reporting and improvement process for internal control over financial reporting.

During the first nine months of fiscal year 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds

During the nine months ended September 30, 2007, the Company issued 702,539 shares of its common stock through a private offering in exchange for $3,522,612. In addition, the Company issued 88,554 shares of common stock for services in connection with the Company's private offerings. The services were valued at $442,770, the estimated value of the shares for the services rendered, and were charged against the offering proceeds received. An additional 2,306 shares were issued for services relating to financing procured from the Company’s President valued at $11,558.

During the first nine months of 2007, convertible debentures totaling $230,000 were converted into 46,000 shares of the Company's common stock at a conversion rate of $5 per share.

For the period from October 1, 2007 through November 15, 2007, the Company issued 81,855 shares of its common stock through a private offering in exchange for $408,631.

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

Canadian Rockport Homes Int’l, Inc.
Registrant

Date: November 19, 2007	By:	/s/ William R. Malone, CEO
William R. Malone, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 19, 2007	By:	/s/ William R. Malone, President
William R. Malone, President and Director

Date: November 19, 2007	By:	/s/ Donel Belsby, Secretary/Treasurer
Donel Belsby, Secretary/Treasurer and Director

Date: November 19, 2007	By:	/s/ Chris Kinch, Director
Chris Kinch, Director